Form 10-K
period 1995-06-30
COMPARATOR SYSTEMS CORP
filed 1995-09-28
CIK 277809

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:            Commission file number
June 30, 1995                         0-8951

                         COMPARATOR SYSTEMS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Colorado                                   95-3151060
-------------------------------------       -----------------------------------
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)              Identification Number)


4350 Von Karman Ave., Ste. 180
Newport Beach, California                                 92660
-------------------------------------       -----------------------------------
      (Address of principal                             (Zip Code)
        executive offices)

Registrant's telephone number, including area code: (714) 851-4300 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                         Common Stock, $0.01 par value
                         -----------------------------
                                (title of class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                 Yes   X         No
                                     -------        -------

            The number of shares of Registrant's common stock outstanding as of June 30, 1995, was 564,344,703. The approximate aggregate market value of voting stock held by non-affiliates of Registrant at September 1, 1995, based on the average bid and asked prices of such stock on such date($0.046875) was $26,453,657.31.

Documents incorporated by reference:  None.

                               Table of Contents
                               -----------------

                                                                     Page
                                                                     ----
Item 1:  Business...................................................    1

 *Overview..........................................................    1
 *Company History...................................................    1
 *The Company's Products............................................    3
 *The Market for Biometric Identification...........................    3
 *Competition.......................................................    5
 *Marketing.........................................................    6
 *Manufacturing and Supply..........................................    6
 *Industry Segment..................................................    6
 *Employees.........................................................    7

Item 2:  Property...................................................    7

Item 3:  Legal Proceedings..........................................    7

Item 4:  Submission of Matters to a Vote of
         Security Holders...........................................    7

Part II.
--------
Item 5:  Market for the Company's Common Stock and
         Related Stockholder Matters................................    7

Item 6:  Selected Financial Data....................................    8

Item 7:  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operation..................................................    9

     * Liquidity, Capital Resources and Results
       of Operation.................................................    9
     * Private Placement............................................    9
     * Other Commitments to Issue Stock.............................    9

Item 8:  Financial Statements and Supplementary Data................   10

Item 9:  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure........................   10

Part III.
---------
Item 10: Directors and Executive Officers of the Company............   10

                               Table of Contents
                               -----------------
                                  (Continued)

                                                                     Page
                                                                     ----
Item 11:  Executive Compensation ...................................   11

Item 12:  Security Ownership of Certain
          Beneficial Owners and Management
          and Potential Change in Control...........................   12

      * Security Ownership of Certain
        Beneficial Owners ..........................................   12
      * Security Ownership of Management............................   12

Item 13:  Certain Relationships and Related Transactions ...........   13

Part IV.
--------
Item 14:  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K........................   14

Signatures .........................................................   15
Index to Financial Statements.......................................   16

                                 PART I
                                 ------


ITEM 1:  BUSINESS
-----------------

Overview
--------

          Comparator Systems Corporation started life as a manufacturer of biometric identity verification systems utilizing the fingerprint to confirm people's identities. The Company is one of the pioneers in the Biometrics Industry. It has been engaged in the development, manufacture and marketing of fingerprint-based identity verification systems since its initial public offering in 1979.

          In the 1980s the Company introduced and marketed its first-generation fingerprint comparison system, the Comparator Model ID-1, to the law enforcement market. That device was designed primarily for use in jails and prisons, to verify that the right prisoner was being released. Model ID-1 systems have been in continuous use across the country for many years, and have had the backing and endorsement of police and prison officials. ID-1's have the unique distinction that, in what is now estimated to be over 1,000,000 cumulative prisoner identity verifications, not one error by an ID-1 has ever been reported by a law enforcement customer. The ID-1, however, was a relatively high-cost electro-optical-mechanical system that required an operator, and the use of hard-copy inked fingerprints.

          The Company therefore initiated further research to develop a computerized identity verification system that would retain the reliability and the ruthless accuracy of the Model ID-1, but that would incorporate instantaneous "live-scan" fingerprint comparison and networking capability. This program led to the development of successive generations of engineering prototypes, culminating in the development of an entirely new software-driven technology for an identity verification system that now meets all of Comparator Systems Corporation's technical and price criteria.

          Meanwhile, Comparator Systems Corporation's view of itself has been evolving as it has become clear that the Company's core products - identity verification devices - are, in effect, "yes" or "no" switches that authorize a transaction to proceed, or not. In this context, a transaction may be any one of innumerable interactions between or among people, ranging from the release of a prisoner, to withdrawing cash from an ATM, gaining access to a nuclear plant, logging-on to a computer network, crossing a border, verifying the identity of an unconscious surgical patient, making a credit card purchase, boarding an aircraft, entering a hotel room, applying for welfare benefits, or cashing a check. The Company is actually now in the transactions processing business, only one aspect of which is transaction authentication.


Company History
---------------

          The Company was formed in California July 12, 1976 and reincorporated in Colorado October 12, 1978. Prior to the summer of 1979, the Company had engaged only in limited engineering and development of a fingerprint comparison system. In July, 1979 the Company obtained the net proceeds of approximately $799,000 of an initial public offering of 10,000,000 shares of its one cent par value common stock at 10 cents per share. By 1981 the proceeds of the IPO had been fully disbursed and the Company's founding president was forced to withdraw from active participation due to health problems. During the following years the Company had continuous and increasing difficulty in raising working capital and sustaining operations under a succession of three presidents.

          In 1983 a new Chairman and President was recruited, and through personal investments of his, and loans to the Company guaranteed by him, limited working capital was obtained from time to time. In 1984 the Company was able to complete production engineering of the prototypes of its Model ID-1 Comparator. It established a production facility, and initiated manufacturing and limited sales of its first-generation system, although it was financially unable to mount a full-scale marketing program.

          In 1987 the Company obtained additional working capital and in 1987 and 1988 was able to initiate its first significant marketing program of the Model ID-1 to law enforcement customers. The Company obtained excellent acceptance of the product from police throughout the country, but due to chronic insufficiency of capital experienced by law enforcement customers, and to the long lead-time in completing sales to them resulting from their annual budgeting procedures, the Company was not financially able to sustain its marketing effort long enough to achieve a positive cash flow.

          During this period, the Company also determined that commercial customers required a faster and more automated product than the ID-1, and it therefore chose to redirect its limited capital from marketing the ID-1 into development of a successor system. Due to continued intermittent working capital shortages, operational progress moved more slowly than would have otherwise been possible.

          In 1992, at the invitation of Dr. Mahathir, the Prime Minister, the Company established operations in Malaysia, and temporarily relocated its senior management and key scientists to Kuala Lumpur, the capital. There, with financial backing from Malaysian investors, development moved ahead quickly of the Company's new fingerprint comparison technology. In 1993 a manufacturing plant was established in Petaling Jaya, a suburb of Kuala Lumpur, Malaysia by a joint venture company owned by Comparator Systems Corporation and the Malaysian investors.

          In October 1993 it was discovered that the Company's vice president administration/corporate secretary, an employee of ten years standing who had been acting general manager during the president's absence in Malaysia, had misappropriated an estimated $830,000 in stock and cash. Her services were terminated, a criminal complaint was lodged with the Irvine, California Police Department, and, in light of these developments, the Company reorganized its internal operations and initiated new administrative controls in an effort to preclude the possibility of similar problems occurring in the future. As an apparent consequence of the misappropriation, together with a crash of the Kuala Lumpur stock market in 1994, the Malaysian investment was halted, and the Company was forced to close-down operations there and return to the United States.

          Subsequently the Company has been negotiating with major funding sources to replace the lost Malaysian financing, while product engineering efforts have been progressing at a reduced rate, commensurate with the funds available to the Company.

          On June 1, 1995 the Company retained Richard E. Floegel as its new President and Chief Operating Officer. Robert Reed Rogers, who joined the Company in 1983, remains as Chairman and CEO.

          Subsequent to the end of fiscal year 1995, the Company acquired, through a purchase of assets for cash and stock, International Financial Systems, Inc. (IFSI), which is operated as a wholly-owned subsidiary. IFSI markets integrated operating systems to the banking industry in the United States and in Central America. IFSI's operating systems include proprietary software of its own design integrated with computers and peripheral equipment of other manufacturers. The Company believes that its own fingerprint comparison software can readily be incorporated into IFSI's operating software to provide biometric identification capability to new banking industry customers, as well as to IFSI's existing customers on a retrofit basis.


The Company's Products
----------------------

          Products produced by or for the Company at this point include its original core product line of proprietary automated fingerprint identity verification systems, as well as identification cards, electronic time and attendance systems, and accounting software and integrated operating systems for the banking industry.

          The Company's biometric identification products include:

 . Comparator 4000 electro-optical single fingerprint scanner, capable of capturing in less than one second a high-resolution fingerprint image, and transmitting it to a PC or to a remote site, for full finger viewing or subsequent processing.

 . Comparator 5000 transaction processing terminal, employed either as a peripheral for PCS or as a fingerprint acquisition terminal on a local or wide area network, utilizing external processing.

 . Comparator 5500 fully-integrated transaction terminal capable of acquiring a "live" fingerprint image, processing and storing the image data either internally or in a remote data base, and comparing the stored image data with that of a subsequent live finger presented for identity verification, and with a fingerprint stored on an identification card by an ID-1 has ever been reported.

          Additionally, in 1995 Comparator Systems Corporation secured distribution rights for a recently-developed multi-tasking, software-driven time and attendance system (the 1990's version of what used to be known as a time clock) and is in the process of incorporating its fingerprint identification technology into the system.

          Also, International Financial Systems markets fully-integrated operating systems and accounting software for the banking industry, including credit unions and savings and loans across the United States and in Central America. IFSI provides an open door into the banking industry for Comparator Systems Corporation, whose fingerprint comparison software can readily be integrated with IFSI's installed operating systems software to provide financial institutions with transaction authentication capability.


The Market For Biometric Identification
---------------------------------------

          Growing worldwide concern with issues such as military security, terrorism, industrial security, narcotics trade, computer fraud, border control, alien movement control, forgery, credit card fraud, inmate control, mis-identification of medical and psychiatric patients, tax evasion and internal fraud in financial institutions is creating a rapidly growing demand for positive personal identification products and methods.

          Biometrics methods presently used or being developed include visual recognition by guards; photographs; personal identification numbers ("PINs") or other secret codes; identification cards; fingerprints; retina prints; hand geometry; voice prints; gait analysis; handwriting analysis; brainwave analysis; and qualitative analysis of body tissues and fluids. Generally speaking, the less exotic the technology used, the less certain is the identification, but the more exotic the technology used, the greater is the cost, the complexity, the inconvenience, the risk of injury and the resistance of users to the identification procedure. Among the identification procedures available or being developed, however, fingerprint verification stands alone in several respects:

 . The fingerprint is absolutely unique to each individual, yet it is relatively convenient, easy, noninvasive and quick to obtain.

 . Properly utilized, the fingerprint is virtually impossible to forge, and its use is not affected by the memories of individuals, or changes with age.

 . Fingerprinting does not involve physical discomfort or a real or perceived danger to the subject, and it is the only positive identification method which has been in use extensively enough to be a broadly-accepted procedure.

          The major drawback of fingerprinting as a generally-useful identification procedure has until recently been the necessity that highly-trained experts be employed to visually compare fingerprints, in the absence of practical technologies to perform the task.

          There are two basic uses of the fingerprint as an identification method:

 .  Criminal Justice/Forensic Systems for the comparison of the fingerprint of an
   ---------------------------------
   unknown person (e.g. a latent print found at the scene of a crime) with the recorded fingerprints of many known persons, in order to identify the unknown person. This has been the traditional use of fingerprinting by law enforcement agencies, employing experts trained in such comparisons. Such systems are generally multi-million dollar, skilled labor intensive, dedicated mainframes.

 .  Identity Verification Systems for the authentication of the identity of a
   -----------------------------
   "known" person by comparing his or her freshly-taken fingerprint with one previously taken and stored for future reference. This use of fingerprinting was not practical for commercial applications in the past due to the limited availability of fingerprint technicians and to the high cost of employing them in this manner if they had been available. Even so, the INS has required a fingerprint on the resident alien identification card, and some banks have required fingerprints on the backs of checks, as a psychological deterrent.

          Identity Verification applications exist wherever one or another of multiple parties are required to prove or verify their identity. Typical applications include:

 .  Welfare benefits
 .  Social Security/Provident Fund benefits
 .  National identification cards
 .  Passports, resident alien identification cards
 .  Drivers licenses

 .  Aircraft boarding control
 .  Credit and debit cards
 .  Restricted area access
 .  Electronic or data access
 .  Patient ID, drug access control
 .  Insurance benefits identification
 .  Employee time and attendance verification

          Comparator Systems Corporation has specialized since its founding in identity verification systems. These are access control/transaction control systems used to verify whether an entry matches a designated record. A finger is scanned and the collected data is compared with data stored in system memory or on a card. No search is normally performed, since the task of these systems is to perform only a one-to-one comparison, allowing an individual access to an area or to an electronic system (e.g. computer or network) if a scanned finger matches the individual's stored finger data.


Competition
-----------

          The three largest of the known fingerprint systems producers serve the Criminal Justice/Forensic System market, producing specialized dedicated "AFIS" (Automated Fingerprint Identification System) computers, costing from $1,000,000 to over $30,000,000, designed to accelerate the processing by law enforcement agencies of fingerprint comparisons of unknown persons with computerized fingerprint files. This is not a market in which the Company participates, and these manufacturers represent potential, but not immediate competition.

          The market for Identity Verification Systems was until recently mainly a potential market, with limited actual industry sales. In the Company's opinion, this was due in part to the fact that reliable, accurate and cost effective biometric identification systems were not available to prospective users, and in part to perceived public resistance to the use of fingerprint identification. In the past several years this market has begun to expand rapidly, and a growing, but still small number of firms worldwide is believed to be in the business of developing or marketing fingerprint identification systems. The largest of these firms, however, are systems integrators that do not themselves possess biometric identification systems, and must subcontract with firms such as Comparator Systems Corporation for this technology.

          Several firms other than the Company have pursued the development of Identity Verification Systems, typically employing "minutiae" technology to digitize and store fingerprint details for later retrieval and comparison with real-time fingerprints. The Company, in contrast to its competitors, does not employ minutiae comparison, but rather employs proprietary image processing comparison technology for comparing entire prints with each other. Based on such information as it has, the Company believes that certain features of the its own products, including durability, simplicity, and, above all, high accuracy, constitute significant competitive advantages.

          Some of the companies referred to above are believed to have substantially larger financial resources than does the Company. There are also several firms producing identification devices based on other biometric methods such as signature dynamics, hand geometry, retinal vasculature or voice characteristics of the person to be identified. The Company does not know whether such devices may ultimately be competitive with its products, but believes that the most significant competitive factors in the field are and will be accuracy, price, ease of operation, reliability and non-invasiveness. The Company believes it is in a position to compete effectively with respect to these factors. Name recognition may also be significant, and although the names of the Company's competitors have been better known than that of the Company, the reputation of the Comparator product has credibility, particularly in the law enforcement community, whose endorsement the Company feels will be valuable as it enters other markets.


Marketing
---------

          In the past, the Company's primary customers have been law enforcement agencies, and the nature of marketing new, pioneering products required that the Company employ a direct sales force rather than relying on dealers and distributors.

          The Company's new commercially-oriented products are useful in such a wide variety of applications that it is necessary to use a variety of distribution methods to reach prospective customers. Major government and commercial accounts are handled either directly by Company sales executives, or through strategic alliances with larger companies, or through subcontractor relationships with systems integration companies. Other markets, such as industrial security and time and attendance are reached through distributors and dealers. Markets such as the ATM market are reached through OEM relationships.

          In preparation for completion of production engineering of its new product line, the Company has begun reconfirming prior distribution relationships and establishing new ones, and has several such agreements in the United States and overseas in place. It is believed that substantial investment in marketing and sales, beyond what has been financially possible in the past, and completion of production engineering of its new products, will be required for the Company to achieve sustained profitability. There can be no assurance that the Company will be able to achieve this result.


Manufacturing and Supply
------------------------

          In the late 1980's the Company closed the manufacturing facility it had established and operated in Costa Mesa, California for production of its Model ID-1, and in 1994, with the cessation of its funding in Malaysia, the Company vacated the manufacturing plant it had established there to manufacture its new products. The passage of NAFTA has opened up attractive new possibilities for manufacturing in Mexico. Negotiations are currently in progress, although no decision has been made and no manufacturing agreements have yet been formally executed.

          The Company's production involves the assembly and testing of the various components and sub-components used in its products. These include electronic circuit boards, switches, transformers, optical assemblies, and other components purchased from independent suppliers. Certain key items are manufactured in-house or are fabricated by independent contractors to the Company's specifications. There are presently qualified suppliers for all required parts and services.


Industry Segment
----------------

          The Company is not presenting revenue and operating profit or loss by industry segment since it has not yet produced significant sales and earnings in any segment.

Employees
---------

          The Company had thirteen employees and or part-time consultants in the United States as of June 30, 1995. As of the date hereof, the Company has twenty-two employees and/or part-time consultants. See Items 7 and 11 below, for information regarding the discharge of the Company's obligations to employees for unpaid past compensation.


ITEM 2:  PROPERTY
-----------------

          The Company leases office and engineering space in Newport Beach, California. The present space of approximately 5,900 square feet is leased by the Company under a five year lease, with a average annual rental of $71,004, beginning October 1993.


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

          On June 30, 1995, the Company was a judgment debtor in approximately 27 cases in which judgments against the Company had become final, with an aggregate unsatisfied judgment debt of approximately $323,526 and accrued interest of $155,028.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II
                                    -------


ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

          a. The Company's common stock is traded over the counter on NASDAQ. For the period beginning June 30, 1993 and ending August 30, 1994, the approximate high and low inter-dealer bid quotations were as set forth below. The source of such quotation data is the National Quotation Bureau, Inc. Such prices are without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended              High Bid   Low Bid
-------------              --------   -------
June 30, 1994               0.03125   0.03125
September 30, 1994          0.03125   0.03125
December 31, 1994           0.03125   0.03125
March 31, 1995              0.03125   0.03125
June 30, 1995               0.03125   0.03125
Period Ended                0.03125   0.03125
August 30, 1995

          b. The approximate number of record holders of the Company's common stock at August 1, 1995 was 8,245.

          c. The Company has never paid any cash dividends on its common stock and intends to retain earnings, if any, to finance the development and expansion of its business. The future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.


ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

Fiscal Years Ended June 30
(Dollars Except Per Share Data)

                             1995            1994            1993            1992            1991
                         -------------   -------------   -------------   -------------   -------------
Revenue                  $     90,161    $    258,376    $    420,938    $     62,332    $     23,274
Expenses                    1,936,890       2,310,223       1,342,356       2,074,485          43,854
Net Income (Loss)          (1,846,729)     (2,051,847)       (921,418)     (2,012,154)     (2,121,380)
Earnings(Loss) Per             (.0035)         (.0045)         (.0025)          (.007)          (.015)
 Common Share(1)
Cash Dividends Per                -0-             -0-             -0-             -0-             -0-
 Common Share
Weighted Average(1)       525,395,100     457,877,388     363,499,021     286,089,077     145,132,807
 Number of Shares

Balance Sheet Data
------------------
Working Capital          $   (636,000)   $   (547,479)   $ (1,999,551)   $ (1,828,410)   $ (1,679,584)
Current Assets                911,648         881,906         103,131         123,247         112,005
Total Assets                5,678,574       5,987,888       4,682,547       4,550,510       4,895,675
Long Term Debt                    -0-             -0-             -0-             -0-             -0-
Shareholders Equity         3,661,261       4,086,008       2,081,812       2,265,297       2,728,822

See "Financial Statements" below. The Company will incur a substantial loss for the Fiscal Year ended June 30, 1994.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATION
         ------------

Liquidity, Capital Resources and Results of Operation
-----------------------------------------------------

          The Company has since its inception been essentially engaged in research and development and in the limited sale of its biometric identification products. It was not in the past able to generate from operations sufficient income to meet the Company's need for cash, and material losses have been generated in each period since inception. The net proceeds of the Company's $1,000,000 initial public offering in 1979 were employed primarily for the development of engineering prototypes of the Company's first-generation product, the Comparator Model ID-1, and were essentially expended by 1981. From 1981 until September 1987, at which time the Company closed a $2,550,000 private placement, the Company had no capital resources excepting only erratic and occasional funds generated by private sales of common stock and loans from officers and other persons interested in the Company. Subsequent to 1987, liquidity remained a problem as the Company attempted to stretch its working capital in order to fund its market research, new product development, product field testing, in preparation for initiation of operations that could generate sales sufficient to cover operating expenses. Some vendors of the Company were not paid, and the Company was for the most part not able to pay its officers, employees and consultants, except by issuance of stock as consideration for products and services.

          In 1992 and 1993 the Company entered into agreements with investors in Malaysia to establish a jointly-owned company to manufacture the Company's products for worldwide sale. Subsequently, the Company's top management and key scientists, relocated to Malaysia, were successful in developing new technology supporting a new software-driven generation of Comparator products. The Malaysian investors also subscribed to purchase a substantial block of the Company's common stock. They paid-in ten percent of the agreed-upon investments, before discontinuing their financial participation in 1994, as described above.

          Subsequent to that time the Company has been preserving its financial resources, while negotiating with others for funding to replace the Malaysian financing.

Private Placements
------------------

          The proceeds from funds received as a result of its past private placements have been used to defray costs of US operations, including product research and development, market testing and preparation for initiating full-scale marketing efforts upon availability of marketable product. Proceeds from the latest For its private placements, the Company has relied on various exemptions from registration under applicable securities laws, including the private placement exemption under Regulation D and Section 4(4) of the Securities Act.

Other Commitments to Issue Stock
--------------------------------

          During the fiscal year ended June 30, 1993, no stock was issued for employee salaries; 49,199,817 shares were issued for services of $511,002; and 5,128,666 shares were issued for debt reduction of $84,896.

          During the fiscal year ended June 30, 1994, 37,002,828 shares were issued in consideration of accrued salaries of $615,570; 12,779,683 shares of stock were issued in consideration of services of $582,437; and debtors accepted 19,393,157 shares in consideration of $317,886.

          During the fiscal year ended June 30, 1995, 24,596,273 were issued to pay accrued salaries of $721,323; 5,595,749 shares were issued to pay debt of $138,296; and 797,097 shares were issued for services of $14,501.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

          The Financial Statements included herein are attached following the signature page of this report.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.



                                    PART III
                                    --------


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

          At June 30, 1995, the following were the directors and executive officers of the Company. Directors serve until the next annual meeting of shareholders and until their successors have been elected and qualified. The officers are serving pursuant to employment agreements described under Item 11 below.

Name                          Position         Age   Director Since   Officer Since
-----------------------------------------------------------------------------------
Amb. Maxwell Rabb       Honorary Chairman       83     April, 1991          N/A
                        of the Board
Robert Reed Rogers      CEO, Treasurer,         66    August, 1983     August, 1983
                        Director
Richard E. Floegel      President               51    August, 1995      June, 1995
Gregory Armijo          Vice President,         32     July, 1994       July, 1992
                        Director

          In addition to the foregoing executive officers, the following key employees are expected to make significant contributions to the business of the Company. Such employees serve pursuant to employment agreements described under
Item 11 below.

     Name              Position         Age   Served as such since
------------------------------------------------------------------
Fred Bezold      Vice President,         66    January, 1986
                 Marketing
------------------------------------------------------------------

          Ambassador Maxwell M. Rabb joined the Company as Honorary Chairman of the Board in April, 1991. Among his positions with the US Government, he served for nine years as US Ambassador to Italy, for presidents Reagan and Bush. He is a graduate of Harvard University and Harvard Law School.

          Robert Reed Rogers has been President of the Company since August, 1983. Previously he was variously President of The Protcus Group, Inc; President of Kensington Associates, Inc.; Group Vice President, American Electric, Inc.; President, North American subsidiaries, Muirhead & Co., Ltd.; Manager of Planning, Industrial Group, Litton Industries, Inc.; Consultant, McKinsey & Co., Inc., Faculty Member, Department of Business and Economics, Illinois Institute of Technology; and C.O., Training Aids Department, U.S. Ninth Naval District.

          Fred Bezold has been employed by the Company since January 1986. Prior to that time he was variously President of Technical Development Industries; President, Westel, Inc.; VP Marketing, Data Memory, Inc.; VP and General Mgr., Ralph M. Parsons Electronics, XVP, Eicor, Inc.

          Gregory Armijo has been employed by the Company since September, 1987. Before joining the Company he had seven years experience in management with retail, service industry, and telecommunications industries.

          Richard E. Floegel has been employed by the Company since June, 1995. For the previous six years he was Vice President Operations of Adaptive Information Systems, a Hitachi Group company. Before that he was Director of Product Sales for Laser Magnetic Storage International, and Director of product Marketing for Control Data Corporation.


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

          During the Company's fiscal years ended June 30, 1993, 1994 and 1995, respectively, none of the executive officers of the Company had cash compensation equal to or which exceeded $60,000 per year.

          Since January 1, 1995, the compensation of the Company's current executive officers and key employees is as follows, subject to the agreements described below:

        Name            Base Salary   Additional Compensation
-------------------------------------------------------------
Robert Reed Rogers         $125,000              none
Richard E. Floegel         $110,000              none
Fred L. Bezold             $ 70,000              none
Gregory Armijo             $ 70,000              none
R. Wayne Marple            $ 60,500              none
Donald R. Levering         $ 62,500              none

          During the fiscal year ended June 30, 1995, 24,596,273 shares were issued to reduce accrued salaries of employees by $721,323.

          During the fiscal year ended June 30, 1994, 37,002,828 shares were issued to reduce total salaries accrued and common stock payable of $615,570.

          During the fiscal year ended June 30, 1993, no shares were issued to reduce salaries of employees.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
          POTENTIAL CHANGE IN CONTROL
          ---------------------------

Security Ownership Of Certain Beneficial Owners.
------------------------------------------------

          The following table shows the ownership of common stock by persons other than members of management owning more than 5% of the 564,344,703 outstanding shares as of June 30, 1995. Unless otherwise indicated, all persons have voting and investment power over the shares listed as beneficially owned by them in the table.

                       Number     Percentage
      Name of         of Shares       of
 Beneficial Owner       Owned     Class Owned
-------------------   ---------   -----------

 None.                n/a         n/a


Security Ownership of Management.
--------------------------------

The following table shows the ownership of common stock by directors, and all directors and executive officers as a group, as of June 30, 1995. The percentages given under "Percentage of Class Owned" are based on a total of 564,344,703 shares outstanding. Unless otherwise indicated, all persons have voting and investment power over the shares listed as beneficially owned by them in the table.

 Name of Beneficial Owner     Number of Shares Owned   Percentage of Class Owned
--------------------------------------------------------------------------------
Robert Reed Rogers                  72,621,414                       12.87%
Gregory Armijo                      28,003,461                        4.96%
Fred Bezold                         30,023,575                        5.32%
                                   -----------                       -----
All directors and                  130,648,450                       23.15%
 officers as a group

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          During the fiscal year ended June 30, 1993, the Company issued to its officers shares of its common stock based on performance and not in cancellation of accrued or unpaid salaries. The dollar balance represents unpaid salary accounts at June 30, 1993.

Robert Reed Rogers       10,000,000   $131,415
Scott Hitt               10,000,000        -0-
Karen Kay Churchill      10,000,000        -0-
Gregory Armijo           10,000,000   $ 40,774
Fred Bezold                     -0-   $116,799
Murray C. Stone                 -0-   $ 14,500

          During the fiscal year ended June 30, 1994, the Company issued to its officers shares of its common stock in cancellation of accrued or unpaid salaries. The dollar balance represents unpaid salary accounts at June 30, 1994.

Robert Reed Rogers      21,579,219   $9,600
Gregory Armijo           1,681,545      -0-
Fred Bezold             10,255,647      -0-

          During the fiscal year ended June 30, 1995, the Company issued to its officers shares of its common stock in cancellation of accrued and unpaid salaries. The dollar balance represents unpaid salary accounts at June 30, 1995.

Robert Reed Rogers      13,339,847      -0-
Gregory Armijo           3,257,404   $7,357

                                 PART IV
                                 -------


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

          (a) The following financial information for the Registrant for the fiscal years ended June 30, 1995, 1994 and 1993 is filed as part of this report.

          (1) Financial Statements Index

Report of Independent Certified Public Accountant on
  Financial Statements............................................   F-1

Balance Sheets at June 30, 1995 and 1994..........................   F-2

For the years ended June 30, 1995, 1994, and 1993
          Statement of Operations.................................   F-4
          Statement of Changes in Shareholders' Equity............   F-5
          Statement of Cash Flows.................................   F-6

Notes to Financial Statements.....................................   F-7

          (2)  Schedules

Report of Independent Certified Public Accountant on
  Financial Statement Schedules...................................  F-15

Statement of Supplementary Information for the years
  ended June 30, 1995, 1994 and 1993..............................  F-16

Report of Independent Certified Public Accountant on
  Financial Statement Schedules...................................  F-17

Schedules:
          V   Properties, Equipment and Improvements..............  F-18

          VI  Accumulated Depreciation, Properties,
              Equipment and Improvements..........................  F-19

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and noted thereto.

                                 SIGNATURES
                                 ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPARATOR SYSTEMS CORPORATION


By:     /s/ ROBERT REED ROGERS
   ----------------------------------
Robert Reed Rogers, CEO and Treasurer


Date:  September 20, 1995


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



By:   /s/ ROBERT REED ROGERS       Date:  September 20, 1995
   ------------------------------
   Robert Reed Rogers, Director,
   Chairman of the Board,
   CEO and Treasurer




By:     /s/ GREGORY ARMIJO         Date:  September 20, 1995
   ------------------------------
   Gregory Armijo, Vice President
   and Corporate Secretary

                         COMPARATOR SYSTEMS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
Report of Independent Certified Public Accountant on
  Financial Statements............................................   F-1

Balance Sheets at June 30, 1995 and 1994..........................   F-2

For the years ended June 30, 1995, 1994, and 1992
          Statement of Operations.................................   F-4
          Statement of Changes in Shareholders' Equity............   F-5
          Statement of Cash Flows.................................   F-6

Notes to Financial Statements.....................................   F-7

Report of Independent Certified Public Accountant on
  Financial Statement Schedules...................................  F-15

Schedules for the years ended June 30, 1995, 1994, and 1993:

          V   Properties, Equipment and Improvements..............  F-18

          VI  Accumulated Depreciation, Properties,
              Equipment and Improvements..........................  F-19

All other Schedules are omitted since the required information is not present in amounts sufficient to require submission of the Schedule, or because the information required is included in the financial statements and noted thereto

                     ELI BUCHALTER ACCOUNTANCY CORPORATION
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



To the Board of Directors
Comparator Systems Corporation
Irvine, California



I have examined the balance sheets of Comparator Systems Corporation as of June 30, 1995 and 1994 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these Financial Statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material
misstatement.   An audit includes examining, on a test basis,  evidence
supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the aforementioned Financial Statements present fairly in all material respects the financial position of Comparator Systems Corporation as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30th, 1995, in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared on a going-concern basis which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Because of significant operating losses, the Company's ability to continue in existence is dependent upon the attainment of future profitable operations and obtaining adequate financing. The Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


                                        /s/ Eli Buchalter
                                        -----------------------
                                        Eli Buchalter
                                        Accountancy Corporation

September 20, 1995
Los Angeles, California

                        COMPARATOR SYSTEMS CORPORATION

                                BALANCE SHEETS

                                    JUNE 30


                                    ASSETS

 Notes                                                    1995             1994
                                                          ----             ----
        CURRENT ASSETS
          Cash                                        $   34,871        $    2,682
   16     Accounts Receivable                            797,723           800,170
   1      Inventory                                       79,054            79,054
                                                      ----------        ----------
        Total Current Assets                             911,648           881,906
                                                      ----------        ----------

 1 & 5  PROPERTY & EQUIPMENT NET                         363,799           361,932
                                                      ----------        ----------
 1 & 4  PATENTS & LICENSES NET                         2,433,529         2,665,281
                                                      ----------        ----------

        OTHER ASSETS
          Deposits & Prepaid expenses                    146,645           156,211
   11     Prepaid Fees                                   507,693           616,000
    9     Investments                                  1,216,626         1,216,626
   12     Notes Receivable                                72,526            72,526
          Accrued Interest Receivable - Notes             26,109            17,406
                                                      ----------        ----------
        Total Other Assets                             1,969,598         2,078,769
                                                      ----------        ----------
        TOTAL ASSETS                                  $5,678,574        $5,987,888
                                                      ==========        ==========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                                BALANCE SHEETS

                                    JUNE 30

                                                                 1995            1994
                                                                 ----            ----
Notes   LIABILITIES & SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES
  15    Accounts Payable                                     $    241,171    $    248,286
  15    Accrued Expenses                                          127,698         121,940
        Sales Tax Payable                                               0           1,476
        Accrued Payroll Taxes                                       7,790           8,773
  3     Accrued Royalty Payable                                    42,000          42,000
        Accrued Salary                                             68,291           6,698
        Accrued Professional Services Payable                       9,800           9,800
2 & 10  Judgments & Claims                                        323,536         328,905
        Accrued Interest payable-Judgments & Claims               155,028         125,288
  14    Notes Payable                                             338,125         338,125
        Accrued Interest Payable on Notes                         202,776         164,413
  13    Investment Notes Payable                                   31,431          33,681
                                                             ------------    ------------
        Total Current Liabilities                               1,547,648       1,429,385
                                                             ------------    ------------

      LIABILITIES, OFFICERS & DIRECTORS
        Accounts Payable                                           40,317          71,440
        Accrued Salaries Payable                                   23,158          27,101
        Notes Payable                                             322,374         322,374
        Accrued Interest Payable on Notes                          83,817          51,580
                                                             ------------    ------------
        Total Liabilities - Officers & Directors                  469,666         472,495
                                                             ------------    ------------
      TOTAL LIABILITIES                                         2,017,313       1,901,880
                                                             ------------    ------------

      SHAREHOLDERS' EQUITY
4 & 8   Common stock, $0.01 par value,
        750,000,000 shares authorized,
        shares issued, issuable and outstanding
        564,344,703 at June 30, 1995
        and  513,113,471 at June 30th, 1994                      5,643,198       5,131,136
        Treasury Shares                                                 0               0
        Preferred Stock, $5.00 par value,
        50,000,000 authorized, no shares issued                         0               0

        Additional Paid In Capital                             17,653,826      16,743,908

        Retained Earnings (Deficit)                           (19,635,764)    (17,789,036)
                                                             ------------    ------------
      SHAREHOLDERS' EQUITY                                      3,661,260       4,086,008
                                                             ------------    ------------
                                                             $  5,678,574    $  5,987,888
                                                             ============    ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                            STATEMENT OF OPERATIONS

                             YEARS ENDED JUNE, 30


                                                 1995              1994                1993
                                                 ----              -----               ----
REVENUES                                     $    90,161        $    258,376       $    420,938
                                             -----------        ------------       ------------
COST & EXPENSES
   Cost of sales                                       0                   0                267
   Selling expenses                              121,855             126,416            147,399
   Administrative expenses                     1,439,763           1,828,988            817,153
   Depreciation                                   34,490              18,407             27,796
   Amortization                                  231,752             231,752            232,888
   Interest expenses                             109,030             104,660            116,853
                                             -----------        ------------       ------------
   TOTAL COST & EXPENSES                       1,936,890           2,310,223          1,342,356
                                             -----------        ------------       ------------

LOSS BEFORE INCOME TAXES                      (1,846,729)         (2,051,847)          (921,418)

PROVISION FOR INCOME TAXES                             0                   0                  0
                                             -----------        ------------       ------------

NET LOSS                                     $(1,846,729)       $ (2,051,847)      $   (921,418)
                                             -----------        ------------       ------------

NET LOSS PER SHARE                           $   (0.0035)       $    (0.0045)      $    (0.0025)
                                             -----------        ------------       ------------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           525,395,100         457,877,388        363,499,021
                                             ===========        ============       ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                               Common Stock
                                       -----------------------------
                                                                        Additional                        Total
                                       Number of            $0.01         Paid-in                     Shareholders'
                                         shares           Par Value       Capital       Deficit         Equity
                                       -----------        ----------    ------------   ------------   -------------
  Balance @ June 30, 1992              349,946,924        $3,499,469     $13,581,598   $(14,815,770)  $ 2,265,297

  Issuance of shares for:
    Services                            36,695,454           366,955          19,004              0       385,959
    Cash                                 4,938,045            49,380          92,654              0       142,034
    Debt                                 5,128,666            51,287          33,609              0        84,896
    Improper Issue                      12,504,363           125,044               0              0       125,044

  Net Loss for Period                            0                 0               0       (921,418)     (921,418)
                                       -----------        ----------     -----------   ------------   -----------
  Balance @ June 30, 1993              409,213,452         4,092,135      13,726,865    (15,737,188)    2,081,812

  Issuance of shares for:
    Salaries                            37,002,828           370,028         245,542              0       615,570
    Services                            12,779,683           127,797         454,640              0       582,437
    Cash                                23,422,368           234,224       1,718,868              0     1,953,092
    Debt                                19,393,157           193,932         123,954              0       317,886
    Investment                           5,000,000            50,000         450,000              0       500,000
    Improper Issue                       6,301,983            63,020          24,039              0        87,059

  Net Loss for Period                            0                 0               0     (2,051,848)   (2,051,848)
                                       -----------        ----------     -----------   ------------   -----------

  Balance @ June 30, 1994              513,113,471        $5,131,136     $16,743,908   $(17,789,036)    4,086,008

  Issuance of shares for:
    Salaries                            24,596,273           245,963         475,360                      721,323
    Services                             5,595,749            55,957          82,339                      138,296
    Cash                                22,971,097           229,711         369,772                      599,483
    Debt                                   797,097             7,971           6,530                       14,501
    Investment                                  -                 -               -
    Stock Cancellation                  (2,728,984)          (27,290)        (24,331)                     (51,621)

  Net Loss for Period                                                                    (1,846,729)   (1,846,729)
                                       -----------        ----------     -----------   ------------   -----------
  Balance @ June 30, 1995              564,344,703        $5,643,448     $17,653,578   $(19,635,765)  $ 3,661,261
                                       ===========        ==========     ===========   ============   ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                            STATEMENT OF CASH FLOWS

                      FOR THE FISCAL YEARS ENDED JUNE 30


                                                              1995                    1994                 1993
                                                           -----------             -----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    NET LOSS                                               $(1,846,729)            $(2,051,847)        $(921,418)
                                                           -----------             -----------         ---------
ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
    Depreciation & Amortization                                 390,242                374,159           300,184
    Issuance of common stock for services                       115,835                582,437           182,921
    Issuance of common stock for salaries                       721,323                615,570                 0
    Issuance of common stock for debt                            14,501                                   84,896
    Improper issue of stock                                           0                647,778
    Cancellation of common stock                                (51,621)                     0                 0
    Write off for Bad Debts                                      16,000                      0                 0
    Accrued Interest on notes receivable                        (17,934)                (8,703)           (8,703)
    Liabilities, officers & directors                            (2,829)              (344,595)           26,619

CHANGES IN CYCLICLE ACCOUNTS:
    Accounts receivable                                           2,447               (783,170)            8,635
    Accounts payable                                             (7,115)              (181,102)            5,311
    Accrued expenses                                              5,758                (77,714)          (62,882)
    Sales Tax payable                                            (1,476)                     0                 0
    Accrued Payroll Taxes                                          (983)               (86,950)           15,975
    Accrued Salary                                               61,593               (182,573)          274,239
    Judgements & Claims & accrued interest thereon               24,372                (28,342)           21,456
    Notes Payable & accrued interest thereon                     36,113               (114,516)           38,768
                                                            -----------            -----------         ---------

NET CASH USED IN OPERATING ACTIVITIES                          (540,503)            (1,639,568)          (33,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for equipment                                     (36,357)              (337,492)           (5,000)
    Cash received/(paid) from/(to) deposits                       9,566                 19,573
                                                            -----------            -----------         ---------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                      (26,791)              (317,919)           (5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of short term debt                                                                         (114,250)
    Proceeds from issuing common stock for cash                 599,483              1,953,092           142,035
                                                            -----------            -----------         ---------

Increase/(decrease) in Cash                                      32,189                 (4,395)          (11,214)

Cash at beginning of period                                       2,682                  7,077            18,291

Cash at end of period                                       $    34,871            $     2,682         $   7,077
                                                            ===========            ===========         =========
Cash paid during the year for Income Taxes                          800                    800               800

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                         COMPARATOR SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

  DESCRIPTION OF BUSINESS  -  The Company was organized to exploit, through
  -----------------------
licensing and manufacturing rights, patented technology for a fingerprint comparison device.

  Although the Company has had limited sales activity, with the passage of time to develop this technology, the Company is no longer considered a development stage enterprise.

  BASIS OF FINANCIAL STATEMENTS  -  The accompanying financial statements have
  -----------------------------
been prepared on a going-concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has an operating history of losses.

  Management is of the opinion that with the infusion of additional capital, the Company can achieve profitable operations. However, no assurance can be given that the Company will be able to fully develop, establish and market the technology so as to generate profitable operations. Continuation of the Company as a going concern is dependent upon future funding.

  PROPERTY AND EQUIPMENT  -  Property and equipment are carried at cost.
  ----------------------
Depreciation is computed using the straight line method over a five to seven-year life. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

  PATENTS AND LICENSES  -  Patents and licenses are being amortized over a 17
  --------------------
year period using the straight-line method and are carried at cost, less accumulated amortization.

  INVENTORY VALUATION  -  Inventories are valued at the lower of cost or market
  -------------------
on a first-in, first-out basis.

  INCOME TAX  -  The Company has not provided for income taxes as, in the
  ----------
opinion of management, no taxes are due except for minimal amounts applicable to certain states. Investment tax credits are recognized when the related tax benefits are realized.

  REVENUE RECOGNITION  -  The Company recognizes revenue when a machine is sold
  -------------------
and approved by its customer.

  NET LOSS PER SHARE  -  Net loss per share is calculated using the weighted
  ------------------
average number of shares outstanding and authorized to be issued during the applicable period.


2.  JUDGEMENT AND CLAIMS PAYABLE AND SETTLEMENT
    -------------------------------------------

  The Company during the past fiscal years incurred obligations which it failed to liquidate under the terms of the related agreements or open account. Various creditors have filed lawsuits in an attempt to perfect their claims. In most instances they received judgements for the amounts claimed plus interest and certain costs related to the litigation. The Company during the current period was attempting to negotiate settlements at reduced amounts with these creditors. In certain instances the Company has been successful. The amount reflected in the financial statements reflect the total amounts claimed plus costs or the settled amounts which remained unpaid as of the applicable date.

  During the fiscal year 1995, the Company negotiated settlements of certain debt aggregating reductions of $5,369; during 1994, the amount was $78,644: during 1993, the amount was $127,704.

                        COMPARATOR SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


3.  INVENTORIES
    -----------

  Inventories comprised the following:

                                                      Year Ended June 30,

                                                   1995      1994      1993
                                                  -------   -------   -------

Raw Materials                                     $30,780   $30,780   $30,780

Work in Progress                                   36,179    36,179    36,179

Finished Goods                                     12,095    12,095    12,095
                                                  -------   -------   -------

Total Inventories                                 $79,054   $79,054   $79,054
                                                  =======   =======   =======


4.  PATENTS
    -------

  On March 30, 1977 the Company's predecessor, Comparator Systems Corporation (a California Corporation) entered into an agreement with Harold Green, (hereinafter referred to as "Green") then a major shareholder, officer and director, to be the exclusive licensee of the U.S. Patents on the Comparator Systems, in consideration of shares of its common stock.

  On January 4 1983, August 30, 1983 and May 30, 1985, the license agreement was modified and extended and a new exclusive license agreement was reached replacing all previous agreements and granting the Company the sole and exclusive right to manufacture, distribute, sell and otherwise exploit the devices described in the licensed patents and any other devices invented by licenser, which are used or useful for the purposes described above.

  The license was to terminate on the expiration of the term of the last of the U.S. Patents to expire, which occurred on September 27, 1993. Minimum royalties were $50,000 per year against five percent (5%) of defined gross revenues derived by the Company from sales or other dispositions of the licensed devices and related services and accessories.

  During each of the three years ended June 30th, 1990, the Company charged the minimum annual royalty of $50,000 to expense. No royalty was accrued during fiscal year 1993, 1994 or 1995, as none was due. $42,000 has been accrued as royalty payable, since 1990.

  The Company was informed in April 1987, that a third party, Strategic Asset Recovery Group, Inc., (a Nevada Corporation), (hereinafter referred to as "SARG") had purchased the two patents licensed to the Company. "SARG" claimed that the Company had breached the license agreement and sought to terminate the license agreement. On April 24 1987, the Company filed an action against "SARG" and various individuals and corporations affiliated with "SARG". The Company sought and was granted injunctive relief and requested damages for wrongful interference with the Company's prospective advantages and business relations. On May 26, 1987, the defendants filed a cross-complaint against the Company and certain officers for breach of the license agreement, seeking declaratory relief, termination of the license agreement and an accounting. On June 11, 1987, the court preliminary enjoined "SARG" and other defendants, among other things, to attempt to terminated the license agreement.

  By letter of intent dated April 20, 1989, and agreement dated July 13, 1989, and closed October 4, 1989, Strategic Asset Recovery Group, Inc., Ronald Froelich and Harold Green entered into a settlement with the Company of the above law suits and negotiated terms upon which the Company acquired all the right, title and interest in the two United States Patents (No. 3,928,842 dated December 23, 1975 and No. 3,982,836 dated September 28, 1976 and certain foreign patents) all pertaining to the optical comparison of patterns such as fingerprints. In addition,

                        COMPARATOR SYSTEMS CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS


4.  PATENTS (CONTINUED)
    -------------------

the Company acquired exclusive sub license agreements from TRI-G Associates, Ltd. (a California Limited Partnership) concerning the development, manufacture, use and sale of products described in United States Patent No. 4,829,166 dated May 9, 1989, for a computerized data bearing card and reader/writer therefore; and in United States Patent Application No. 286214 filed December 19, 1989, regarding major security through a digitized fingerprint, known as the "Intelligent Card". In addition, Ronald Froelich assigned all of his right, title and interest in and to that certain United States Patent No. 4,690,554 dated September 1, 1987, and foreign patents regarding the development and manufacture of stand alone fingerprint comparison device using advanced technology to compare two fingerprints.

  As a result of these agreements, the Company paid Ronald Froelich the sum of $10,125 plus accrued interest at June 30, 1989 of $4,299. In addition, Ronald Froelich was to be retained to render research and development services to be compensated at the rate of $3,000 per month and $90 per hour for services in excess of 33 hours during any calendar month in connection with the development and manufacturing of The Enhanced Comparator Fingerprint Device. The Company also reimbursed Ronald Froelich $23,502 as reimbursement for costs and expenses advanced by Ronald Froelich in the development of the Intelligent Card. No payments were made to Ronald Froelich during the fiscal year 1993, 1994 or 1995.

  Previously, Ronald Froelich had granted Tri-G Associates, Ltd. (a California Limited Partnership) an exclusive license agreement to manufacture, distribute, use, lease, sell and otherwise exploit the technology concerning Froelich's "Enhanced Version of the Comparator ID-1 Device" and the "Intelligent Card". Subject to earned royalties and a minimum royalty payment of $12,500 per quarter. By agreements dated July 13, 1989, these rights were sub licensed to the Company, in consideration of a payment of $25,000 and subject to the royalty payments, the Company has authorized issuance to Tri-G of 46,109,903 shares (being 9,221,981 shares as a result of the one for five reverse stock split in August 1990) of common stock as consideration for all the exclusive agreement rights valued at $1,613,847.

  The consideration, other than the cash payments which had been accrued for financial reporting at June 30, 1989, were paid through issuance of stock as follows:

           SARG          35,690,000 shares    $1,249,150
           FROELICH      20,000,000 shares       700,000
           GREEN         2,750,000 shares         96,250
                                              ----------
                                              $2,045,400
                                              ==========

  The original license agreement was capitalized at $225,586. During the Fiscal Year Ended June 30, 1989 the Company acquired all of Mr. Green's rights outstanding for an additional capitalization of $55,000.

  During December 1989 TRI-G Associate, Ltd were authorized to receive 46,109,903 shares of Common Stock for the exclusive license agreement (now being 9,221,981 shares).

  Legal counsel for TRI-G Associates, Ltd., a California Limited Partnership amended the terms of the July 13, 1989, agreement and which has been extended by TRI-G and COMPARATOR, and accordingly, the exclusive of the partnership has been extended and the shares issuable under the agreement is 9,221,981, to reflect the one for five reverse stock split. These shares had been issued in May 1994.

                        COMPARATOR SYSTEMS CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS

4.  PATENTS (CONTINUED)
    -------------------

Capitalized Costs and accumulated amortization for the past three years was as follows.

                                               Year ended June 30,
                                    ------------------------------------------
Capitalized Costs:                      1995           1994           1993
                                    ------------   ------------   ------------
  Original License Rights           $   225,586    $   225,586    $   225,586

  Patents 1989 (Green)                   55,000         55,000         55,000

  Patents 1989 (Froelich)             2,045,400      2,045,400      2,045,400

  License 1989 (Tri-G)                1,613,847      1,613,847      1,613,847
                                    -----------    -----------    -----------

              TOTAL                   3,939,833      3,939,833      3,939,833


    Less:  Accum. Amortization       (1,506,304)    (1,274,552)    (1,042,800)
                                    -----------    -----------    -----------

    Total Patents & Licenses        $ 2,433,529    $ 2,665,281    $ 2,897,033
                                    ===========    ===========    ===========

5.  PROPERTY AND EQUIPMENT
    ----------------------

Property and equipment consists of the following:

                                       1995            1994           1993
                                    ----------      ----------     ----------
Vehicle                             $   3,500       $   3,500               0

  Accumulated Depreciation             (1,225)           (525)              0

  Equipment & Machinery               121,996         121,996          84,733

  Accumulated Depreciation            (96,240)        (88,634)        (80,645)

Furniture & Fixtures                   38,976          38,976          38,152

  Accumulated Depreciation            (38,329)        (38,211)        (38,152)

Tooling & Molds                       484,175         447,818         147,429

  Accumulated Depreciation           (149,054)       (122,988)       (113,154)
                                    ---------       ---------       ---------

Total Assets                          648,647         612,290         270,314

Total Accumulated Depreciation       (284,848)       (250,358)       (231,951)
                                    ---------       ---------       ---------

Property and Equipment Net          $ 363,799       $ 361,932       $  38,363
                                    =========       =========       =========

6.  INCOME TAXES
    ------------

  As of June 30, 1995, the Company has net operating loss carry forwards of approximately $15,700,000 available to reduce future federal taxable income which expire in the years 1995 through 2009. During the next three years; $245,409 will expire in 1995, and $576,586 will expire in 1996 and $434,889 will expire in 1997.

7.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

 LEASE - In October, 1993, the Company moved to new quarters under a 5-year
 -----
lease providing for an annual rental of $77,965. At June 30, 1995 the Company owed $47,162 for the lease at 18552 MacArthur Blvd., Irvine, California; and, owed $38,010 for the office space at 2862 McGaw Avenue, Irvine, California; and, $35,168 for the office space at 16591 Millikan Avenue, Irvine, California.

                        COMPARATOR SYSTEMS CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS


7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    -----------------------------------------

 AGREEMENTS WITH EMPLOYEES - Employees have agreed to accept stock for accrued
 -------------------------
salaries payable; during fiscal year 1993, no stock was issued for employee salaries. During fiscal year 1994, 37,002,828 shares were issued in consideration of $615,570. During fiscal year 1995, 24,596,273 shares were issued in consideration of $721,323.

 AGREEMENTS WITH CONSULTANTS AND DEBTORS - During fiscal year 1993, consultants
 ---------------------------------------
agreed to accept stock for accrued and current services; 41,824,120 shares of stock in consideration of services of $470,855. During fiscal year 1994, consultants accepted 12,779,683 shares of stock in consideration of services of $582,437; During fiscal year 1994 debtors accepted 19,393,157 shares of stock in consideration of $317,886. During fiscal year 1995, consultants accepted 5,595,749 shares of stock in consideration of services of $138,296. During fiscal year 1995, debtors accepted 797,097 shares in consideration of $14,501.

 EMPLOYMENT AGREEMENTS - On December 31, 1993, the Company extended the existing
 ---------------------
Employment Agreements, which have various completion dates. Each contract contains the following Common conditions:

  a.  Provide a Stock Option Program
  b.  The Company shall provide a reasonable automobile allowance.
  c. The Company shall reimburse the employee for reasonable entertainment, travel, and similar items, subject to review and approval of the Board of Directors.
  d. The Company will provide dental and health insurance for the employee and his or her immediate family, and to include term life insurance.

The following compensation was effective 1995:

     Employee        Annual Base Compensation   Additional Compensation
------------------   ------------------------   -----------------------
Robert Rogers                        $125,000            None

Fred Bezold                          $ 70,000         2% of sales

Gregory Armijo                       $ 70,000            None

Donald Levering                      $ 62,500            None

R. Wayne Marple                      $ 60,000            None

8.  COMMON STOCK, STOCK OPTIONS, WARRANT AND OTHER COMMITMENTS TO ISSUE STOCK
    -------------------------------------------------------------------------

  In March, 1989, a majority of shareholders of the Company voted to increase the authorized common stock from 250,000,000 shares to 500,000,000 shares, and authorized 50,000,000 shares of a $5.00 par value Preferred Stock. In December 1989, a majority of shareholders voted to increase the authorized common stock from 500,000,000 shares to 750,000,000 shares.


9.  INVESTMENT IN VALCORP, INC.
    ---------------------------

  The Company acquired a 49.76% investment interest in a New Jersey based company engaged in the nationwide sale of x-ray film and supplies. Their sales for the fiscal year ended December 31, 1988 (Audited) reflected sales $6,954,786 with a net loss of $539,298 for the year. The carrying value was based on 49.76% of shareholders equity at December 31, 1987, as adjusted to the fiscal year audit for the period ended December 31, 1988. Valcorp markets its product through dealers who may provide a ready-made distribution system for planned medical identification systems to be made by the Company.

                        COMPARATOR SYSTEMS CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS


  INVESTMENT IN VALCORP, INC.(CONTINUED)
  --------------------------------------

  The Company issued 328,006 shares of its five dollar par non-voting, non-dividend paying convertible preferred stock. The preferred stock issued was converted at a price of fifteen cents ($0.15) per share of common stock. This preferred stock was converted by negotiation to 7,993,533 shares of pre-split common stock, being 1,598,707 post-split shares by letter agreement dated April 16, 1990. The carrying value of this asset held for investment is $407,950.

  Since the inception of the investment in Valcorp, the Company has never had any influence in managerial or financial activities in Valcorp. Therefore, the Company elects to carry Valcorp investment at cost method rather than the equity method.

  INVESTMENT IN TRUST DEEDS
  -------------------------

  The Company acquired three first trust deeds on acreage in Spotsylvania, Virginia, in consideration of the issuance of 9,833,333 shares of one cent par value common stock valued at three cents ($0.03) per share, for a purchase cost of $295,000. The trust deeds carried an interest rate of 12%. Two of the trust deeds required the owner to make quarterly payments of princeipal and interest of $3,000 until payment of the principal sum of $112,500,000. Two notes covers 25 lots, with release clauses of $5,000 per lot. The payments were current. In May, 1993 the trust deeds were converted into 250,000 shares of a preferred stock of the debtor. The trust deeds were cancelled. The preferred stock carries a six percent dividend and rights of conversion.

  INVESTMENT IN WIRA ASSETS
  -------------------------

  In November, 1993 the Company acquired Wira Assets Sdn Bhd in consideration for the issuance of 5,000,000 shares of one cent par value common stock valued at ten cents ($0.10) per share, for a purchase cost of $500,000. The acquisition of Wira Assets Sdn Bhd gave the Company an 25% of Carini Sdn Bhd which, in turn, owned 60% of Comparator Systems Malaysia. Effectively giving the Company a controlling interest (55%) in Comparator Systems Malaysia.

10.  LEGAL PROCEEDINGS
     -----------------

  At June 30, 1995, the Company was a debtor in approximately 27 cases in which judgements against the Company had become final, with an aggregate unsatisfied judgement debt of $323,526 principal and accrued interest of $155,028. All of these cases has been finalized. Eight(8) other cases for a total of approximately $300,000 are in dispute and have not been finalized.

11.  PREPAID FEES
     ------------

  Under a compensation agreement, an independent contractor was retained to perform consulting services on Russian sales and marketing for the Company, for a term of ten years, with a right to extend. The initial payment of $400,000 was in the form of ten million shares of restricted one cent par value common stock. This retainer will be amortized over the life of the contract. In addition, the contractor will receive a commission of fourteen percent (14%) on each one million dollars of sales, not to exceed a payment of three million five hundred thousand dollars during the initial ten year term. During fiscal year 1993, the Board of Directors authorized management and key employees to be issued forty two million shares as a bonus contingent on the closing of the joint venture manufacturing and financing agreements in Malaysia. The value of the restricted one cent par value was capitalized at $420,000. This value will be amortized over five years.


12.  NOTES RECEIVABLE
     ----------------

  During fiscal year 1989, the Company advanced funds to a non-affiliate to be prepaid within one year, at twelve percent interest. The note was carried as a current asset in the financials for fiscal year 1990. The note was not paid timely,

                        COMPARATOR SYSTEMS CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS

however management extended the due date. The note has been reclassified in the balance sheet to "Other Assets." It is management's opinion that the note will be paid in full, with accrued interest.

13.  INVESTMENT NOTES PAYABLE
     ------------------------

  During the period from March 26 through June 30, 1991, the Company borrowed funds from individuals on an individual basis which provided the investor with a share of the Company's restricted common stock based on three cents ($0.03) per share and a note due in one year for the principal amount plus thirty three and one-third percent (33 1/3%) interest payable in a lump sum on the due date. The principal amount recorded was recorded as a prepaid interest, accrued as an expense on a quarterly amortization basis to interest expense. At June 30, 1995 the outstanding notes were in default.

  At June 30, 1991, the total notes amounted to $47,500 principal (received by the Company) and the stipulated interest to be paid was $15,829. The total accrual, being $63,329, was amortized at June 30, 1991 as $7,811 interest expense. The prepaid interest of $55,518 was recorded in the deposits and prepaid expenses, to be amortized quarterly. The total of the principal and stipulated interest is recorded in the liabilities as investment notes payable. Prepaid interest has been expensed in Fiscal Year 1992. The total amount past due at June 30, 1995 was $31,431.

14.  NOTES PAYABLE-OTHERS
     --------------------

  The Company has executed promissory notes to twelve (12) individuals for funds to be used in operations in fiscal year 1990 and before. All of these notes are past due along with accrued interest at 10% per annum.

15.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     -------------------------------------

  These two accounts represents accruals at the end of the fiscal year for costs of operations and administration that remain unpaid.

16.  OFFICER EMBEZZLEMENT/IMPROPER ISSUANCE OF STOCK
     -----------------------------------------------

  The Company has terminated the services of it's Corporate Secretary/Vice President Administration, due to misconduct on her part. In October, 1993, the Company became aware of several unusual and suspicious financial transactions involving this Officer and placed her on administrative leave pending an internal investigation. The Company retained independent outside legal counsel to conduct this investigation and also instituted an internal audit of its banking activities and stock issuances. Although this investigation is still continuing, the Company has reluctantly concluded that this Officer has improperly issued Comparator stock to herself, her family, and her friends, without knowledge of the Company's President or Board of Directors. In addition to these unauthorized issuances, the Company's investigation suggests that this Officer has misapplied Company funds to satisfy personal obligations. The Company currently estimates the value of the misappropriated stock to be $747,778 and the cash to be $97,201. The Company was able to recover $100,000 of these stock issuances.

  A complaint against the Officer has been filed with the Irvine Police Department. The Company has also recently been successful in obstructing the proposed transfer of some of the misappropriated shares from the Officer to a third party. The Company is currently weighing all available options to recoup any and all damages suffered on account of the Officer's activities, including the filing of a civil action against her and other possible defendants.

                        COMPARATOR SYSTEMS CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS


17.  CURRENT EVENTS
     --------------

  Subsequent to the end of the fiscal year 1995, the Company acquired, through a purchase of assets, International Financial Systems, Inc., a supplier of integrated hardware/software operating systems to the banking industry. IFSI has an existing customer base of credit union and cooperative customers in the United States and in Central America. The Company's fingerprint comparison software can readily be integrated with IFSI's operating system software, to provide new banking industry customers with fingerprint identity verification capability as well as to provide IFSI's existing customer base with biometric identification on a retrofit basis. IFSI is operated as a wholly-owned subsidiary of the Company.



                    END OF NOTES TO THE FINANCIAL STATEMENTS

                                 ELI BUCHALTER
                            ACCOUNTANCY CORPORATION



To the Board of Directors
Comparator Systems Corporation
Irvine, California



 My examinations were made for the purpose of forming an opinion on the basic Financial Statements taken as a whole. The supplementary information for the years ended June 30, 1995, 1994, 1993, is presented for purposes of additional analysis and is not a required part of the basic Financial Statements. My opinion covering the basic Financial Statements (page F-1) describes an uncertainty regarding the realizability of the assets and the carrying value in the Financial Statements. The supplementary information has been subjected to the auditing procedures applied in the examination of the basic Financial Statements and, in my opinion, subject to the effects of the information presented or any adjustments, if any, as might have been required had the resolution of such matters discussed above been known, is fairly stated in all material respects in relation to the basic Financial Statements taken as a whole.


                                       /s/  ELI BUCHALTER
                                       -----------------------
                                       Eli Buchalter
                                       Accountancy Corporation



September 20, 1995
Los Angeles, California

                        COMPARATOR SYSTEMS CORPORATION
                    STATEMENT OF SUPPLEMENTARY INFORMATION
                          FOR THE YEARS ENDED JUNE 30

                                                1995          1994           1993
                                             ----------    ----------      --------
COST OF SALES
    Inventory reduction                      $        0    $        0      $    267
    Rent Expenses                                     0             0             0
    Supplies                                          0             0             0
    Outside services                                  0             0             0
                                             ----------    ----------      --------
    Total Cost of sales                      $        0    $        0      $    267
                                             ----------    ----------      --------
SELLING EXPENSES
    Salaries                                 $   70,000    $   77,250      $ 84,500
    Advertising                                       0             0             0
    Seminars & Promotion                              0             0         2,147
    Auto expenses                                11,841         7,919        13,358
    Sales expense                                40,014        41,247        47,394
                                             ----------    ----------      --------
    Total selling expenses                   $  121,855    $  126,416      $147,399
                                             ----------    ----------      --------
ADMINISTRATIVE EXPENSES
    Salaries - employees                        318,599    $  194,856      $139,536
    Salaries - officers & directors             524,445       325,867       210,000
    Auto expenses                                55,654        53,556        18,446
    Advertising                                     245             0           700
    Bad Debts                                    16,000             0             0
    Bank charges                                  1,842         2,292         1,962
    Insurance                                     1,359         1,566         5,865
    Legal & Accounting                           51,786        78,163        47,282
    Consulting services                         255,317       663,073        72,858
    Office expenses                              21,932        53,384        47,305
    Permits & Fees                                2,174         3,245         8,943
    Rent                                         84,905        64,135        43,560
    Repairs & Maintenance                         2,897           866         2,953
    Stock transfer & shareholder expense         20,929        36,509         7,936
    Payroll expenses                              5,479        63,542        69,122
    Telephone                                    21,023        25,938        18,009
    Travel                                       11,097       149,897       101,880
    Commissions                                  41,390       103,938        16,066
    Utilities                                         0         2,619         1,410
    Courier & freight                             2,690         5,542         3,320
                                             ----------    ----------      --------
    Total Administrative expenses            $1,439,763    $1,828,988      $817,153
                                             ==========    ==========      ========

                                 ELI BUCHALTER
                            ACCOUNTANCY CORPORATION

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

     The report on the financial statements of Comparator Systems Corporation for the year ended June 30, 1995 is included in this Form 10-K. In connection with my examination of such Financial Statements, I have also examined the related Financial Statement Schedules V, VI, and X for the three years ended June 30, 1994 and 1993.

     In my opinion, the Financial Statement Schedules referred to above, when considered in relation to the basic Financial Statements taken as a whole, present fairly the information required to be included therein, in conformity with generally accepted accounting principles applies on a consistent basis.


                                      /s/ Eli Buchalter
                                      -------------------------------------
                                      Eli Buchalter Accountancy Corporation

September 20, 1995
Los Angeles, California

                        COMPARATOR SYSTEMS CORPORATION
                SCHEDULE V - PROPERTIES EQUIPMENT IMPROVEMENTS

          COLUMN A                               COLUMN B        COLUMN C    COLUMN D         COLUMN E        COLUMN F

                                                                                                OTHER
                                                                                               CHANGES       BALANCE AT
                                                BALANCE AT                  RETIREMENT       DEBIT &/OR        END OF
       CLASSIFICATION                           BEGINNING        ADDITIONS   OR SALES          CREDIT          PERIOD
------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED JUNE 30, 1995

PROPERTIES:
PATENTS & LICENSES                              3,939,833               0           0                0        3,939,833
EQUIPMENT:  MACHINERY                             121,996               0           0                0          121,996
FURNITURE                                          38,976               0           0                0           38,976
TOOLING & PROTOTYPES                              447,818          36,357           0                0          484,175
VEHICLE                                             3,500               0           0                0            3,500
                                               ----------        --------    --------       ----------       ----------
TOTALS                                         $4,552,123        $ 36,357    $      -       $        -       $4,588,480
                                               ==========        ========    ========       ==========       ==========

FOR THE YEAR ENDED JUNE 30, 1994

PROPERTIES:
PATENTS & LICENSES                              3,939,833               0           0                0        3,939,833
EQUIPMENT:  MACHINERY                              84,733          37,263           0                0          121,996
FURNITURE                                          38,152             824           0                0           38,976
TOOLING & PROTOTYPES                              147,429         300,389           0                0          447,818
VEHICLE                                                 0           3,500           0                0            3,500
                                               ----------        --------    --------       ----------       ----------
TOTALS                                         $4,210,147        $341,976    $      -       $        -       $4,552,123
                                               ==========        ========    ========       ==========       ==========

FOR THE YEAR ENDED JUNE 30, 1993

PROPERTIES:
PATENTS & LICENSES                              3,939,833               0           0                0        3,939,833
EQUIPMENT:  MACHINERY                              79,733           5,000           0                0           84,733
FURNITURE                                          38,152               0           0                0           38,152
TOOLING & PROTOTYPES                              147,429               0           0                0          147,429
VEHICLE                                            10,000               0     (10,000)               0                0
                                               ----------        --------    --------       ----------       ----------
TOTALS                                         $4,215,147        $  5,000    $(10,000)      $        -       $4,210,147
                                               ==========        ========    ========       ==========       ==========

                        COMPARATOR SYSTEMS CORPORATION
                    SCHEDULE VI - ACCUMULATED DEPRECIATION
                      PROPERTIES, EQUIPMENT IMPROVEMENTS

            COLUMN A                          COLUMN B     COLUMN C         COLUMN D        COLUMN E      COLUMN F

                                                                                             OTHER
                                                                                            CHANGES      BALANCE AT
                                             BALANCE AT                    RETIREMENT      DEBIT &/OR      END OF
         CLASSIFICATION                      BEGINNING     ADDITIONS        OR SALES         CREDIT        PERIOD
--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED JUNE 30, 1995

PROPERTIES:
PATENTS & LICENSES                           1,274,552       231,752              0              0       1,506,304
EQUIPMENT:  MACHINERY                           88,634         7,606              0              0          96,240
FURNITURE                                       38,211           118              0              0          38,329
TOOLING & PROTOTYPES                           122,988        26,066              0              0         149,054
VEHICLE                                            525           700              0              0           1,225
                                            ----------      --------       --------       --------      ----------
TOTALS                                      $1,524,910      $266,242       $      -       $      -      $1,791,152
                                            ==========      ========       ========       ========      ==========

FOR THE YEAR ENDED JUNE 30, 1994

PROPERTIES:
PATENTS & LICENSES                           1,042,800       231,752              0              0       1,274,552
EQUIPMENT:  MACHINERY                           80,645         7,989              0              0          88,634
FURNITURE                                       38,152            59              0              0          38,211
TOOLING & PROTOTYPES                           113,154         9,834              0              0         122,988
VEHICLE                                              -           525              0              0             525
                                            ----------      --------       --------       --------      ----------
TOTALS                                      $1,274,751      $250,159       $      -       $      -      $1,524,910
                                            ==========      ========       ========       ========      ==========

FOR THE YEAR ENDED JUNE 30, 1993

PROPERTIES:
PATENTS & LICENSES                             809,912       232,888              0              0       1,042,800
EQUIPMENT:  MACHINERY                           64,697        15,948              0              0          80,645
FURNITURE                                       38,152             0              0              0          38,152
TOOLING & PROTOTYPES                           102,806        10,348              0              0         113,154
VEHICLE                                            500             0           (500)             0               0
                                            ----------      --------       --------       --------      ----------
TOTALS                                      $1,016,067      $259,184       $   (500)      $      -      $1,274,751
                                            ==========      ========       ========       ========      ==========