Form 10-K/A
period 1995-06-30
COMPARATOR SYSTEMS CORP
filed 1995-09-29
CIK 277809

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-K/A

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


The Company's Products
----------------------

          The Company's products at this point include its original core product line of proprietary automated fingerprint identity verification systems, as well as identification cards, electronic time and attendance systems, and accounting software and integrated operating systems for the banking industry. Its core products are now in the production engineering stage, with market introduction estimated approximately 120 days from now.

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

Private Placements
------------------

          The proceeds from funds received as a result of its past private placements have been used to defray costs of US operations, including product research and development, market testing and preparation for initiating full-scale marketing efforts upon availability of marketable product. For its private placements, the Company has relied on various exemptions from registration under a variety of securities laws, including the private placement exemption under Regulation D and Section 4(4) of the Securities Act.

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


Date:  September 28, 1995


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



By:   /s/ ROBERT REED ROGERS       Date:  September 28, 1995
   ------------------------------
   Robert Reed Rogers, Director,
   Chairman of the Board,
   CEO and Treasurer




By:     /s/ GREGORY ARMIJO         Date:  September 28, 1995
   ------------------------------
   Gregory Armijo, Vice President
   and Corporate Secretary

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