Form 10-Q
period 1995-09-30
COMPARATOR SYSTEMS CORP
filed 1995-11-14
CIK 277809

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarter ended September 30th, 1995
                        Commission file number: 0-8951


                        COMPARATOR SYSTEMS CORPORATION

              (Exact name of registrant as specified in charter)


       Colorado                                         95-3151060
________________________________                   _____________________
(State or other jurisdiction of                       I.R.S. Employer
 Incorporation or organization                       Identification No.

              4350 Von Karman, Suite 180, Newport Beach, CA 92660
              ___________________________________________________
             (Address of principal executive offices)  (Zip Code)

                                 714 851-4300
                                 ____________
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes   X                                                 No
   _____________                                           _____________

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

  Common Stock, $0.01 par value                           581,516,697 shares
 Preferred Stock, $5.00 par value                              0 shares
__________________________________                        __________________
        Title of Class                                     Number of shares
                                                              Outstanding
                                                         September 30th, 1995

Contents Index Appears on Page 2, sequentially numbered document.

                                   CONTENTS


PART I                                                     Page Number

     Financial Information

     Item 1. Financial Statements:

             Condensed Unaudited Balance Sheets               3 & 4

             Condensed Unaudited Statement of
               Operations Three Months                          5

             Statement of Changes of Shareholders'
               Equity                                           6

             Condensed Unaudited Statement of Cash
               Flow Three Months                                7

             Notes to Condensed Unaudited Financial
               Statements                                    8, 9, 10

     Item 2. Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                       11

PART II      Other Information                                 12

             Signatures                                        13

                        COMPARATOR SYSTEMS CORPORATION

                         PART 1. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS


                                    ASSETS

                                          THREE MONTHS       FISCAL YEAR
                                              ENDED             ENDED
                                        SEPT. 30TH, 1995   JUNE 30th, 1995
                                        ----------------   ---------------
Notes
      CURRENT ASSETS
         Cash                               $    4,296        $   34,871
         Accounts Receivable                   798,122           797,723
         Inventory                              79,054            79,054
                                            ----------        ----------
      TOTAL CURRENT ASSETS                     881,471           911,648
                                            ----------        ----------

      PROPERTY & EQUIPMENT NET                 371,777           363,799
                                            ----------        ----------

      PATENTS & LICENSES NET                 2,375,591         2,433,529
                                            ----------        ----------

      OTHER ASSETS
         Deposits & Preferred expenses         146,645           146,644
         Prepaid Fees                          468,066           507,693
         Investments                         1,366,626         1,216,626
         Notes Receivable                       72,526            72,526
         Accrued Interest Receivable            28,285            26,109
                                            ----------        ----------

      TOTAL OTHER ASSETS                     2,082,148         1,969,598
                                            ----------        ----------

      TOTAL ASSETS                          $5,710,987        $5,678,574
                                            ==========        ==========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION
                CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEETS
                                   June 30th


                                                        THREE MONTHS              FISCAL YEAR
                                                           ENDED                     ENDED
                                                     SEPTEMBER 30th, 1995       JUNE 30th, 1995
                                                     --------------------       ---------------
Notes   LIABILITIES & SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Accounts Payable                                  $   258,771             $    241,171
       Accrued Expenses                                      125,335                  127,700
       Sales Tax Payable                                          -                        -
       Accrued Payroll Taxes                                   7,790                    7,790
       Accrued Royalty Payable                                42,000                   42,000
       Accrued Salary                                         99,365                   68,291
       Accrued Professional Services Payable                   9,800                    9,800
       Judgments & Claims                                    323,536                  323,536
       Accrued Interest payable-Judgments
        & Claims                                             163,117                  155,028
       Notes Payable                                         338,125                  338,125
       Accrued Interest Payable on Notes                     210,529                  202,776
       Investment Notes Payable                               31,431                   31,431
                                                        ------------             ------------
       TOTAL CURRENT LIABILITIES                           1,609,801                1,547,648
                                                        ------------             ------------
     LIABILITIES, OFFICERS & DIRECTORS
       Accounts Payable                                       25,954                   40,317
       Accrued Salaries Payable                               62,604                   23,158
       Notes Payable                                         322,374                  322,374
       Accrued Interest Payable on Notes                      91,876                   83,187
                                                        ------------             ------------
       TOTAL OTHER LIABILITIES                               502,808                  469,666
                                                        ------------             ------------
     TOTAL LIABILITIES                                     2,112,609                2,017,314
                                                         ------------             ------------
     SHAREHOLDERS; EQUITY
       Common stock, $0.01 par value,
       750,000,000 shares authorized,
       shares issued, issuable and
       outstanding 581,516,697 at
       September 30th 1995 and
       564,344,703 at June 30th, 1995                      5,814,917                5,643,198
       Treasury Shares                                             0                        0
       Preferred Stock, $5.00 par value,
       50,000,000 authorized, no shares
       issued                                                      0                        0
       Additional Pain In Capital                         18,003,267               17,653,826
       Retained Earnings (Deficit)                       (20,219,806)             (19,635,764)
                                                        ------------             ------------
     SHAREHOLDERS' EQUITY                                  3,598,378                3,661,260
                                                        ------------             ------------
                                                        $  5,710,987             $  5,678,574
                                                        ============             ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS


                                        THREE MONTHS
                                            ENDED                 FISCAL YEAR
                                       SEPTEMBER 30th                 ENDED
                               -----------------------------       JUNE 30th
                                   1995             1994              1995
                               ------------     ------------      ------------
REVENUES                       $     20,926     $     13,006      $     90,161
                               ------------     ------------      ------------

COST & EXPENSES
   Cost of sales                          0                0                 0
   Selling expenses                  50,498           29,696           121,855
   Administrative expenses          463,122          195,091         1,439,763
   Depreciation                       7,910            7,158            34,490
   Amortization                      57,938           57,938           231,752
   Interest expenses                 25,501           24,615           109,030
                               ------------     ------------      ------------

   TOTAL COST & EXPENSES            604,968          314,498         1,936,890

LOSS BEFORE INCOME TAXES           (584,042)        (301,492)       (1,846,729)

PROVISION FOR INCOME TAXES                0              800                 0
                               ------------     ------------      ------------

NET LOSS                       $   (584,042)    $   (302,292)     $ (1,846,729)
                               ------------     ------------      ------------

NET LOSS PER SHARE             $    (0.0010)    $    (0.0006)     $    (0.0035)
                               ------------      -----------      ------------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING              576,014,046      515,237,915       525,395,100
                               ============     ============      ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                      Common Stock
                                ------------------------   Additional                     Total
                                 Number of       $0.01       Paid-in                   Shareholders'
                                   shares      Par Value     Capital       Deficit        Equity
                                -----------   ----------   -----------   ------------  -------------
BALANCE AT JUNE 30TH 1993       409,213,452   $4,092,135   $13,726,865   $(15,737,188)  $ 2,081,812

Issuance of shares for:
  Salaries                       37,002,828      370,028       245,542              0       615,570
  Services                       12,779,683      127,797       454,640              0       582,437
  Cash                           23,422,368      234,224     1,718,868              0     1,953,092
  Debt                           19,393,157      193,932       123,954              0       317,886
  Investment                      5,000,000       50,000       450,000              0       500,000
  Improper Issue                  6,301,983       63,020        24,039              0        87,059

Net Loss for Period                       0            0             0     (2,051,848)   (2,051,848)
                                -----------   ----------   -----------   ------------   -----------
BALANCE AT JUNE 30TH 1994       513,113,471   $5,131,136   $16,743,908   $(17,789,036)    4,086,008

Issuance of shares for:
  Salaries                       24,596,273      245,963       475,360                      721,323
  Services                        5,595,749       55,957        82,339                      138,296
  Cash                           22,971,097      229,711       369,772                      599,483
  Debt                              797,097        7,971         6,530                       14,501
  Investment                            -            -             -
  Stock Cancellation             (2,728,984)     (27,290)      (24,331)                     (51,621)

Net Loss for Period                                                        (1,846,729)   (1,846,729)
                                -----------   ----------   -----------   ------------   -----------
BALANCE AT JUNE 30TH 1995       564,344,703   $5,643,448   $17,653,578   $(19,635,765)  $ 3,661,260

Issuance of shares for:
  Salaries                                0
  Services                        6,393,333       63,933       127,867                      191,800
  Cash                            3,200,000       32,000        64,000                       96,000
  Debt
  Investment                      7,578,661       75,786       157,574                      233,360
  Stock Cancellation                                                                            -

Net Loss for Period                                                          (584,042)     (584,042)
                                -----------   ----------   -----------   ------------   -----------
BALANCE AT SEPT. 30TH 1995      581,516,697   $5,815,167   $18,003,019   $(20,219,807)  $ 3,598,378
                                ===========   ==========   ===========   ============   ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOW


                                                       THREE MONTHS              FISCAL YEAR
                                                          ENDED                     ENDED
                                                      SEPTEMBER 30th              JUNE 30th
                                                  1995            1994               1995
                                                  ----            ----               ----
CASH FLOW FROM OPERATING ACTIVITIES
   NET LOSS                                    $(584,042)       $(301,491)       $(1,846,729)
ADJUSTMENTS TO RECONCILE NET
 LOSS TO NET CASH USED IN
 OPERATING ACTIVITIES
    Depreciation & Amortization                   65,848           65,096            390,242
    Issuance of common stock for services        191,800                0            115,835
    Issuance of common stock for salaries              0                0            721,323
    Issuance of common stock for debt/
     investment                                  233,360                0             14,501
    Cancellation of common stock                       0                0            (51,621)
    Write off for Bad Debts/Assets                     0            5,300             16,000
    Accrued Interest on notes receivable          (2,176)          (2,176)           (17,934)
    Liabilities, officers & directors            (77,230)          40,422             (2,829)

CHANGES IN CYCLICLE ACCOUNTS:
    Accounts receivable                             (399)          (3,750)             2,447
    Accounts payable                              17,600             (133)            (7,115)
    Accrued expenses                              (2,365)          10,264              5,758
    Sales Tax Payable                                  0                0             (1,476)
    Accrued Payroll Taxes                              0                0               (983)
    Accrued Salary                                31,074           37,580             61,593
    Judgements & Claims & accrued
     interest thereon                              8,089           (4,805)            24,372
    Notes Payable & accrued
     interest thereon                              7,753           46,225             36,113
                                               ---------        ---------        -----------
NET CASH USED IN OPERATING ACTIVITIES           (110,687)        (107,468)          (540,503)

CASH FLOW FROM INVESTING ACTIVITIES
    Cash paid for equipment                      (15,888)          (7,183)           (36,357)
    Cash received/(paid) from/(to)
     deposits                                                                          9,566
                                               ---------        ---------        -----------
TOTAL CASH FLOW FROM INVESTING
  ACTIVITIES                                     (15,888)          (7,183)           (26,791)

CASH FLOW FROM FINANCING ACTIVITIES
    Issuance of short term debt
    Proceeds from issuing common
     stock for cash                               96,000          123,900            599,483
                                               ---------        ---------        -----------

Increase/(decrease) in Cash                      (30,575)           9,249             32,189

Cash at beginning of period                       34,871            2,682              2,682

Cash at end of period                          $   4,296        $  11,931        $    34,871
                                               =========        =========        ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

               NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED SEPTEMBER 30th 1995

1.  Condensed Financial Statements
    ------------------------------

    The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K on file with the Securities and Exchange Commission.

2.  Significant Account Policies
    ----------------------------

    The carrying value of properties and equipment are at original cost. Other significant accounting policies are as follows:

    Property and Equipment
    ----------------------

         Property and equipment are carried at cost. Depreciation is computed using the straight line method over a five to seven-year life. When assets are retired or otherwise disposed of the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterment are capitalized. Deduction is made for retirements resulting from renewals or betterments.

    Patents and Licenses
    --------------------

         Patents and licenses are being amortized over a 17 year period using the straight-line method and are carried at cost, less accumulated amortization.

    Inventory Valuation
    -------------------

         Inventories are valued at the lower of cost or market on a first-in, first-out basis.

    Income Tax
    ----------

         The Company has not provided for income taxes as, in the opinion of management, no taxes are due except for minimal amounts applicable to certain states. Investment tax credits are recognized when the related tax benefits are realized.

    Revenue Recognition
    -------------------

         The Company recognizes revenue when a machine is sold and approved by its customer.

    Net Loss per Share
    ------------------

         Net loss per share is calculated using the weighted average number of shares issued and outstanding. Common share equivalents and contingent shares issuable are not considered as their effect is anti-dilutive.

3.  Inventories comprised the following:
    -----------------------------------

                                                  Quarter Ended    Fiscal Year
                                                 September 30th       Ended
                                                       1995       June 30th 1995
                                                 --------------   --------------
 Raw Materials                                        $30,780          $30,780
 Work in Progress                                      36,179           36,179
 Finished Goods                                        12,095           12,095
                                                      -------          -------
 Total Inventories                                    $79,054          $79,054
                                                      =======          =======

4.  Property and Equipment:
    ----------------------
                                                  Quarter Ended    Fiscal Year
                                                 September 30th       Ended
                                                       1995       June 30th 1995
                                                 --------------   --------------
 Equipment & Machinery                               $ 121,996        $ 121,996
   Accum. Depreciation                                (96,861)         (96,240)
 Furniture & Fixtures                                  38,976           38,976
   Accum. Depreciation                                (38,358)         (38,329)
 Molds & Prototypes                                   500,063          484,175
   Accum. Depreciation                               (156,139)        (149,054)
 Vehicle                                                3,500            3,500
   Accum. Depreciation                                 (1,400)          (1,225)
                                                     --------        ---------
 Total Assets                                         664,535          648,647
   Total Accum. Depreciation                         (292,758)        (284,848)
                                                    ---------        ---------
Property and Equipment Net                          $ 371,777        $ 363,799
                                                    =========        =========

5.  Patents and Licenses:
    --------------------
    Capitalized costs and accumulated amortization were as follows:

                                                  Quarter Ended    Fiscal Year
                                                 September 30th       Ended
                                                       1995       June 30th 1995
                                                 --------------   --------------

 Original License Rights                           $   255,586      $   255,586
 Patents 1989 (Green)                                  55,000           55,000
 Patents 1989 (Froelich)                            2,045,400        2,045,400
 Licenses 1989 (TRI-G)                              1,613,847        1,613,847
                                                  -----------      -----------
     TOTAL                                          3,939,833        3,939,833
 Less: Accum. Amortization                         (1,564,242)      (1,506,304)
                                                  -----------      -----------
 Total Patents & Licenses                         $ 2,375,591      $ 2,433,529
                                                  ===========      ===========

6.  Investments:
    -----------
      Capitalized costs were as follows:

                                                Quarter Ended     Fiscal Year
                                               September 30th        Ended
                                                     1995        June 30th 1995
                                               --------------    --------------
    Preferred Stock                              $  250,000         $  250,000
    Valcorp Inc.                                    407,950            407,950
    Sun Bird Tech                                    36,176             36,176
    Interdec Corp                                    22,500             22,500
    Wira Assets Bhd                                 500,000            500,000
    International Financial Systems, Inc.           150,000               n/a
                                                 ----------         ----------
        Total                                    $1,366,626         $1,216,626
                                                 ==========         ==========

   The accompanying notes are an integral part of these financial statements

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF THE CONDENSED STATEMENT OF OPERATIONS

     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying condensed statement of operations.

REVENUES

     During the current period the Company acquired International Financial Systems, Inc., which company is operated as a wholly-owned subsidiary. Revenue for the period resulted from fingerprint comparison system operations and from sales of services related to financial institution operating systems. No revenue has yet been received from the Company's new software-based fingerprint comparison technology for identity verification, which is designed both to verify a "known" person's identity, and to determine the owner of a fingerprint presented to the system for identification. Production prototypes of the Company's new identification systems are nearing completion in preparation for their introduction as new products in the MILIPOL 95 Exposition in Paris commencing November 21, 1995. The Company is currently informed that the contract for a fingerprint-secured identification card, on which it has been working for some months with a foreign country, may be signed at that time; pending the outcome of political developments in that country, the Company still has no absolute assurance of being awarded the contract.

COSTS AND EXPENSES

     Selling expenses continued to be incurred in furtherance of planned domestic and international sales of the Company's newly-developed biometric identification products; in furtherance of sales of newly-added computerized time and attendance systems products; and in support of sales of credit union and bank operating systems. Depreciation and Amortization are expensed quarterly. Administration expenses reflect the Company's expanded operations, and its engineering program to complete development of its new biometric identification products. The Company now has twenty three employees and consultants in the United States, one in Malaysia, and five in Honduras, where the Company is in the process of establishing a sales and marketing subsidiary. During the current quarter the Company recognized interest expense on unpaid notes and judgements payable.

     The Company continues to devote a major portion of the funds available to it to the preparation for production of its latest biometric fingerprint identity search and verification systems. The new design performs a "real-time" scan of a finger and compares the resulting image with records stored in either internal or remote system memory, or with a print encoded on a card, such as a driver's license, passport, credit card, national identification card, resident alien card, medical benefits card or welfare card. The design affords significantly lower manufacturing costs, and permits very accurate identity verification in less than one second, compared with up to four seconds for earlier models.

     The Company still operates on a limited budget, which situation has continued to constrain its growth rate. Despite signed investment agreements, to date funds promised to the Company under those agreements have not been received. Negotiations are now underway with other sources of major financing required to mount a full-scale sales and marketing program, and to establish manufacturing capability to replace the Malaysian production facility the Company lost in 1994.

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                          PART II: OTHER INFORMATION

Item 1.  Legal Proceeding
         ----------------
         There have been no changes in legal proceedings since the annual report on Form 10-K for the year ended June 30th, 1995.

Item 2.  Changes in Securities
         ---------------------
         Not applicable

Item 3.  Defaults upon Senior Securities
         -------------------------------
         Not applicable

Item 4.  Submission of Matters of a Vote of the Security Holders
         -------------------------------------------------------
         Not applicable

Item 5.  Other Information
         -----------------
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a. Exhibits: None
         b. Reports on Form 8-K

          (1) The Company filed a Current Report on Form 8 K dated August 31, 1995, with respect to the appointment of Richard E. Floegel to the Board of Directors.

          (2) The Company filed a Current Report on Form 8 K dated September 28, 1995, with respect to the acquisition of International Financial Systems, Inc.

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMPARATOR SYSTEMS CORPORATION



Date:  November 10th, 1995                     By:  /s/ GREGORY A. ARMIJO
       -------------------                         ----------------------
                                                   Gregory A. Armijo
                                                   Vice President &
                                                   Corporate Secretary

Date:  November 10th, 1995                     By:  /s/ ROBERT REED ROGERS
       -------------------                         -----------------------
                                                   Robert Reed Rogers
                                                   Chairman, Treasurer,
                                                   Chief Executive Officer





                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS