Form 10-Q
period 1995-12-31
COMPARATOR SYSTEMS CORP
filed 1996-02-14
CIK 277809

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D)

                      OF THE SECURITIES EXCHANGE ACT 1934

                     FOR QUARTER ENDED DECEMBER 31ST, 1995
                        COMMISSION FILE NUMBER: 0-8951

                        COMPARATOR SYSTEMS CORPORATION
              (Exact name of registrant as specified in charter)


           Colorado                                             95-3151060
-------------------------------                             ------------------
(State or other jurisdiction of                              I.R.S. Employer
 Incorporation or organization                              Identification No.

              4350 Von Karman, Suite 180, Newport Beach, CA 92660
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

                                (714) 851-4300
                                --------------
             (Registrant's telephone number, including area code)

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
Yes   X                                           No
     ---                                              ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

 Common Stock, $0.01 par value                               591,630,619 shares
Preferred Stock, $5.00 par value                                  0 shares
--------------------------------                             ------------------
        Title of Class                                        Number of shares
                                                                 Outstanding
                                                             December 31st 1995

                                    CONTENTS
                                    --------

PART I                                                               Page Number
                                                                     -----------
   Financial Information

   Item 1  Financial Statements:

           Condensed Unaudited Balance Sheets                           3 & 4

           Condensed Unaudited Statement of Operations
             Three Months                                                 5
             Six Months                                                   6

           Statement of Changes of Shareholders' Equity                   7

           Condensed Unaudited Statement of Cash Flow
             Three Months                                                 8
             Six Months                                                   9

           Notes to Condensed Unaudited Financial Statements           10, 11

   Item 2  Management's Discussion and Analysis of Results
            of Operations and Financial Condition                        12

PART II    Other Information                                             13

           Signatures                                                    14

                         COMPARATOR SYSTEMS CORPORTION

                         PART 1. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

                                    ASSETS

                                                         SIX MONTHS        FISCAL YEAR
                                                            ENDED             ENDED
                                                       DEC 31st, 1995    JUNE 30th, 1995
                                                       --------------    ---------------
CURRENT ASSETS
  Cash                                                   $    7,017         $   34,871
  Accounts Receivable                                       883,255            797,723
  Inventory                                                  79,054             79,054
                                                         ----------         ----------
TOTAL CURRENT ASSETS                                        969,327            911,648
                                                         ----------         ----------
PROPERTY & EQUIPMENT NET                                    405,956            363,799
                                                         ----------         ----------
PATENTS & LICENSES NET                                    2,317,653          2,433,529
                                                         ----------         ----------

OTHER ASSETS
  Deposits & Prepaid expenses                               146,645            146,644
  Prepaid Fees                                              437,066            507,693
  Investments                                             1,411,443          1,216,626
  Notes Receivable                                           72,526             72,526
  Accrued Interest Receivable                                30,461             26,109
                                                         ----------         ----------
TOTAL OTHER ASSETS                                        2,098,142          1,969,598
                                                         ----------         ----------
TOTAL ASSETS                                             $5,791,077         $5,678,574
                                                         ==========         ==========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEETS

                                                         SIX MONTHS        FISCAL YEAR
                                                            ENDED            ENDED
                                                       DEC 31st, 1995    JUNE 30th, 1995
                                                       --------------    ---------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                      $    304,071     $    241,171
  Accrued Expenses                                           304,504          127,700
  Accrued Payroll Taxes                                        7,790            7,790
  Accrued Royalty Payable                                        -             42,000
  Accrued Salary                                             125,311           68,291
  Accrued Professional Services Payable                        9,800            9,800
  Judgments & Claims                                         323,536          323,536
  Accrued Interest payable-Judgments & Claims                171,205          155,028
  Notes Payable                                              338,125          338,125
  Accrued Interest Payable on Notes                          218,632          202,776
  Investment Notes Payable                                    29,898           31,431
                                                        ------------     ------------
  TOTAL CURRENT LIABILITIES                                1,832,872        1,547,648
                                                        ------------     ------------

LIABILITIES, OFFICERS & DIRECTORS
  Accounts Payable                                             9,851           40,317
  Accrued Salaries Payable                                    98,470           23,158
  Notes Payable                                              322,374          322,374
  Accrued Interest Payable on Notes                           99,936           83,817
                                                        ------------     ------------
  TOTAL OTHER LIABILITIES                                    530,631          469,666
                                                        ------------     ------------
TOTAL LIABILITIES                                          2,363,503        2,017,314
                                                        ------------     ------------

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value,
  750,000,000 shares authorized,
  shares issued, issuable and outstanding
  591,630,619 at December 31st 1995
  and 564,344,703 at June 30th, 1995                       5,916,305        5,643,198
  Treasury Shares                                                  0                0
  Preferred Stock, $5.00 par value,
  50,000,000 authorized, no shares issued                          0                0

  Additional Paid In Capital                              18,201,543       17,653,198

  Retained Earnings (Deficit)                            (20,690,274)     (19,635,764)
                                                        ------------     ------------
SHAREHOLDERS' EQUITY                                       3,427,574        3,661,260
                                                        ------------     ------------
                                                        $  5,791,077     $  5,678,574
                                                        ============     ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                        THREE MONTHS            FISCAL YEAR
                                                            ENDED                  ENDED
                                                        DECEMBER 31st            JUNE 30th
                                                    1995            1994            1995
                                                ------------    ------------    ------------
REVENUES                                        $    235,450    $      5,926    $     90,161
                                                ------------    ------------    ------------
COST & EXPENSES
   Cost of sales                                           0               0               0
   Selling expenses                                  306,254          31,362         121,855
   Administrative expenses                           307,794         184,874       1,439,763
   Depreciation                                        8,431           7,251          34,490
   Amortization                                       57,938          57,938         231,752
   Interest expenses                                  25,501          25,515         109,030
                                                ------------    ------------    ------------
   TOTAL COST & EXPENSES                             705,917         306,940       1,936,890

LOSS BEFORE INCOME TAXES                            (470,467)       (301,014)     (1,846,729)

PROVISION FOR INCOME TAXES                                 0               0               0
                                                ------------    ------------    ------------
NET LOSS                                        $   (470,467)   $   (301,014)   $ (1,846,729)
                                                ------------    ------------    ------------
NET LOSS PER SHARE                              $    (0.0008)   $    (0.0006)   $    (0.0035)
                                                ------------    ------------    ------------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                               589,975,064     519,287,915     525,395,100
                                                ============    ============    ============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                       SIX MONTHS            FISCAL YEAR
                                                         ENDED                   ENDED
                                                     DECEMBER 31st            JUNE 30th
                                                 1995            1994            1995
                                             ------------    ------------    ------------
REVENUES                                     $    256,376    $     18,932    $     90,161
                                             ------------    ------------    ------------
COST & EXPENSES
   Cost of sales                                        0               0               0
   Selling expenses                               356,752          61,058         121,855
   Administrative expenses                        770,916         379,965       1,439,763
   Depreciation                                    16,341          14,409          34,490
   Amortization                                   115,876         115,876         231,752
   Interest expenses                               51,002          50,130         109,030
                                             ------------    ------------    ------------
   TOTAL COST & EXPENSES                        1,310,886         621,438       1,936,890

LOSS BEFORE INCOME TAXES                       (1,054,510)       (602,506)     (1,846,729)

PROVISION FOR INCOME TAXES                              0               0               0
                                             ------------    ------------    ------------
NET LOSS                                     $ (1,054,510)   $   (602,506)   $ (1,846,729)
                                             ------------    ------------    ------------
NET LOSS PER SHARE                           $    (0.0018)   $    (0.0012)   $    (0.0035)
                                             ------------    ------------    ------------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            582,994,555     517,262,915     525,395,100
                                             ============    ============    ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                      Common Stock
                              ---------------------------
                                                               Additional                               Total
                               Number of          $0.01          Paid-in                            Shareholders'
                                 shares         Par Value        Capital           Deficit             Equity
                              -----------      ----------     ------------       ------------       ------------
BALANCE @ JUNE 30TH 1993      409,213,452       4,092,135       13,726,865        (15,737,188)         2,081,812

Issuance of shares for:
  Salaries                     37,002,828         370,028          245,542                  0            615,570
  Services                     12,779,683         127,797          454,640                  0            582,437
  Cash                         23,422,368         234,224        1,718,868                  0          1,953,092
  Debt                         19,393,157         193,932          123,954                  0            317,886
  Investment                    5,000,000          50,000          450,000                  0            500,000
  Improper Issue                6,301,983          63,020           24,039                  0             87,059
Net Loss for Period                     0               0                0         (2,051,848)        (2,051,848)
                              -----------      ----------     ------------       ------------        -----------
BALANCE @ JUNE 30TH 1994      513,113,471      $5,131,136     $ 16,743,908       $(17,789,036)         4,086,008

Issuance of shares for:
  Salaries                     24,596,273         245,963          475,360                               721,323
  Services                      5,595,749          55,957           82,339                               138,296
  Cash                         22,971,097         229,711          369,772                               599,483
  Debt                            797,097           7,971            6,530                                14,501
  Investment                          -               -                -
  Stock Cancellation           (2,728,984)        (27,290)         (24,331)                              (51,621)
Net Loss for Period                                                                (1,846,729)        (1,846,729)
                              -----------      ----------      -----------       ------------        -----------
BALANCE @ JUNE 30TH 1995      564,344,703      $5,643,448      $17,653,578       $(19,635,765)       $ 3,661,260

Issuance of shares for:
  Salaries                              0
  Services                      6,393,333          63,933          127,867                               191,800
  Cash                          3,200,000          32,000           64,000                                96,000
  Debt
  Investment                    7,578,661          75,786          157,574                               233,360
  Stock Cancellation                                                                                         -
Net Loss for Period                                                                 (584,042)           (584,042)
                              -----------      ----------      -----------       ------------        -----------
BALANCE @ SEPT. 30TH 1995     581,516,697      $5,815,167      $18,003,019       $(20,219,807)       $ 3,598,378
                              ===========      ==========      ===========       ============        ===========

Issuance of shares for:
  Salaries
  Services                      1,222,129          12,221           24,442                                36,663
  Cash                          7,516,666          75,167          145,833                               221,000
  Debt                          1,400,000          14,000           28,000                                42,000
  Investment                                                                                                 -
Net Loss for Period                                                                 (470,467)           (470,467)
                              -----------      ----------      -----------       ------------        -----------
BALANCE @ DEC. 31ST 1995      591,655,492      $5,916,554      $18,201,294       $(20,690,274)       $ 3,427,574
                              ===========      ==========      ===========       ============        ===========

                     THE ACCOMANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              THREE MONTHS        FISCAL YEAR
                                                                  ENDED              ENDED
                                                              DECEMBER 31st        JUNE 30th
                                                           1995         1994         1995
                                                        ---------    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                              $(470,467)   $(301,014)   $(1,846,729)
                                                        ---------    ---------    -----------
ADJUSTMENTS TO RECONCILE NET
 LOSS TO NET CASH USED IN
 OPERATING ACTIVITIES
  Depreciation & Amortization                              66,369       65,189        390,242
  Issuance of common stock for services                    36,664       10,000        115,835
  Issuance of common stock for salaries                         0            0        721,323
  Issuance of common stock for debt                        42,000            0         14,501
  Cancellation of common stock                                  0            0        (51,621)
  Write off for Bad Debts/Assets                                0            0         16,000
  Accrued Interest on notes receivable                     (2,176)      (2,176)       (17,934)
  Liabilities, officers & directors                        16,821       71,506         (2,829)

CHANGES IN CYCLICLE ACCOUNTS:
  Accounts receivable                                     (85,133)      (3,750)         2,447
  Accounts payable                                         45,300       14,600         (7,115)
  Accrued expenses                                        179,168       15,323          5,758
  Sales Tax Payable                                             0            0         (1,476)
  Accrued Payroll Taxes                                         0            0           (983)
  Accrued Salary                                           25,946       40,610         61,593
  Judgements & Claims & accrued interest thereon            8,088        8,103         24,372
  Notes Payable & accured interest thereon                  6,570        8,101         36,113
                                                        ---------    ---------    -----------
NET CASH USED IN OPERATING ACTIVITIES                    (130,850)     (73,508)      (540,503)

CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for equipment                                 (42,611)      (5,575)       (36,357)
  Cash received/(paid) from/(to) deposits                                               9,566
                                                        ---------    ---------    -----------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                (42,611)      (5,575)       (26,791)

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of short term debt                             (44,817)       7,020
  Proceeds from issuing common stock for cash             221,000       95,000        599,483
                                                        ---------    ---------    -----------
INCREASE/(DECREASE) IN cASH                                 2,721       22,937         32,189

CASH AT BEGINNING OF PERIOD                                 4,296       11,931          2,682
                                                        ---------    ---------    -----------
CASH AT END OF PERIOD                                   $   7,017    $  34,868    $    34,871
                                                        =========    =========    ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 SIX MONTHS          FISCAL YEAR
                                                                    ENDED               ENDED
                                                               DECEMBER 31st          JUNE 30th
                                                             1995          1994         1995
                                                         -----------    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                               $(1,054,510)   $(602,505)   $(1,846,729)
                                                         -----------    ---------    -----------
ADJUSTMENTS TO RECONCILE NET
 LOSS TO NET CASH USED IN
 OPERATING ACTIVITIES
  Depreciation & Amortization                                132,218      130,285        390,242
  Issuance of common stock for services                      228,463       10,000        115,835
  Issuance of common stock for salaries                            0            0        721,323
  Issuance of common stock for debt/investment               275,360            0         14,501
  Cancellation of common stock                                     0            0        (51,621)
  Write off for Bad Debts/Assets                                   0        5,300         16,000
  Accrued Interest on notes receivable                        (4,352)      (4,352)       (17,934)
  Liabilities, officers & directors                          (60,408)     141,228         (2,829)

CHANGES IN CYCLICLE ACCOUNTS:
  Accounts receivable                                        (85,532)      (7,500)         2,447
  Accounts payable                                            62,900       14,467         (7,115)
  Accrued expenses                                           176,805       25,587          5,758
  Sales Tax Payable                                                0            0         (1,476)
  Accrued Payroll Taxes                                            0            0           (983)
  Accrued Salary                                              57,020       78,190         61,593
  Judgements & Claims & accrued interest thereon              16,177        9,068         24,372
  Notes Payable & accured interest thereon                    14,323       17,556         36,113
                                                         -----------    ---------    -----------
NET CASH USED IN OPERATING ACTIVITIES                       (241,538)    (182,674)      (540,503)

CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for equipment                                    (58,499)    (11, 058)       (36,357)
  Cash received/(paid) from/(to) deposits                                                  9,566
                                                         -----------    ---------    -----------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                   (58,499)     (11,058)       (26,791)

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of short term debt                                (44,817)       7,020
  Proceeds from issuing common stock for cash                317,000      218,900        599,483
                                                         -----------    ---------    -----------
INCREASE/(DECREASE) IN CASH                                  (27,854)      32,186         32,189

CASH AT BEGINNING OF PERIOD                                   34,871        2,682          2,682
                                                         -----------    ---------    -----------
CASH AT END OF PERIOD                                    $     7,017    $  34,868    $    34,871
                                                         ===========    =========    ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

               NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED DECEMBER 31ST 1995

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

2.  Significant accounting policies
    -------------------------------

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

                                                         QUARTER ENDED    FISCAL YEAR
                                                         DECEMBER 31st       ENDED
                                                              1995       JUNE 30th 1994
                                                         -------------   --------------
  3.   Inventories comprised the following:
       ------------------------------------

       Raw Materials                                      $    30,780     $     30,780
       Work in Progress                                        36,179           36,179
       Finished Goods                                          12,095           12,095
                                                          -----------     ------------
       Total Inventories                                  $    79,054     $     79,054
                                                          ===========     ============

  4.   Property and Equipment:
       -----------------------

       Equipment & Machinery                              $   121,996     $    121,996
         Accum. Depreciation                                  (97,482)         (96,240)
       Funiture & Fixtures                                     41,680           38,976
         Accum. Depreciation                                  (38,421)         (38,329)
       Molds & Prototypes                                     539,969          484,175
         Accum. Depreciation                                 (163,711)        (149,054)
       Vehicle                                                  3,500            3,500
         Accum. Depreciation                                   (1,575)          (1,225)
       Total Assets                                           707,145          648,647
        Total Accum. Depreciation                            (301,189)        (284,848)
                                                          -----------     ------------
       Property & Equipment Net                           $   405,956     $    363,799
                                                          ===========     ============

  5.   Patents and Licenses:
       ---------------------

       Capitalized costs and accumulated amortization were as follows:

       Original License Rights                            $   225,586     $    225,586
       Patents 1989 (Green)                                    55,000           55,000
       Patents 1989 (Froelich)                              2,045,400        2,045,400
       Licenses 1989 (TRI-G)                                1,613,847        1,613,847
         TOTAL                                              3,939,833        3,939,833
       Less:  Accum. Amortization                          (1,622,180)      (1,506,304)
                                                          -----------      -----------
       Total Patents & Licenses                           $ 2,317,653      $ 2,433,529
                                                          ===========      ===========

  6.   Investments:
       ------------

       Capitalized costs were as follows:
       Preferred Stock                                    $   250,000      $   250,000
       Valcorp Inc.                                           407,950          407,950
       Sun Bird Tech                                           36,176           36,176
       Interdec Corp                                           22,500           22,500
       Wira Assets Sdn Bhd                                    500,000          500,000
       International Financial Systems, Inc.                  194,817          n/a
                                                          -----------      -----------
         TOTAL                                            $ 1,411,443      $ 1,216,626
                                                          ===========      ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF THE CONDENSED STATEMENT OF OPERATIONS

     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying condensed statement of operations.


REVENUES

     Revenue for the period resulted from fingerprint comparison system operations and from sales of financial institution products by the Company's wholly-owned subsidiary, International Financial Systems, Inc. The Company's new software-based fingerprint comparison technology for identity verification, which is designed both to verify a "known" person's identity, and to determine the owner of a fingerprint presented to the system for identification is not yet on the market, although production prototypes of the Company's new identification systems were successfully introduced at the MILIPOL '95 Exposition in Paris in November. The Company's formal new product introduction is scheduled for the CardTech/SecurTech Conference in Atlanta, Georgia in May 1996. The Company continues to receive assurance that the contract for a fingerprint-secured identification card, on which it has been working for some months with a foreign country, is proceeding toward signing and that political developments in that country toward that end have gone favorably; the Company nevertheless still has no absolute assurance of receiving the contract.


COSTS AND EXPENSES

     Selling expenses continued to be incurred in furtherance of planned domestic and international sales of the Company's newly-developed biometric identification products; in furtherance of sales of newly-added computerized time and attendance systems products; and in support of sales of credit union and bank operating systems. Depreciation and Amortization are expensed quarterly. Administration expenses reflect the Company's expanded operations, and its engineering program to complete development of its new biometric identification products. The Company now has twenty five employees and consultants in the United States, one in Malaysia, and five in Honduras, where the Company has established a sales and marketing subsidiary. During the current quarter the Company recognized interest expense on unpaid notes and judgements payable.

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

     The Company still operates on a limited budget, which situation has continued to constrain its growth rate. Despite signed investment agreements, to date funds promised to the Company under those agreements have not been received. Negotiations are now underway with other sources of major financing required to mount a full-scale sales and marketing program, and to establish local manufacturing capability for which plans have been completed and preferred facilities identified.

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

        Not applicable

ITEM 5. OTHER INFORMATION
        -----------------

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        a.  Exhibits:  None

        b.  Reports on Form 8-K

            (1) The Company filed a Current Report on Form 8-K dated August 3, 1995, with respect to the appointment of Richard E. Floegel to the Board of Directors.

            (2) The Company filed a Current Report on Form 8-K dated September 28, 1995, with respect to the acquisition of International Financial Systems, Inc.

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPARATOR SYSTEMS CORPORATION



Date:  February 8th, 1996               By:     /s/  Gregory Armijo
                                                -------------------------
                                                Gregory Armijo
                                                Vice President Operations






Date:  February 8th, 1996               By:     /s/  Robert Reed Rogers
                                                -------------------------
                                                Robert Reed Rogers
                                                Chairman & Treasurer,
                                                Chief Executive Officer



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS