Form 10-Q
period 1996-03-31
COMPARATOR SYSTEMS CORP
filed 1996-05-15
CIK 277809

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                      OF THE SECURITIES EXCHANGE ACT 1934

                      For Quarter ended March 31st, 1996
                        Commission file number: 0-8951

                        COMPARATOR SYSTEMS CORPORATION
              (Exact name of registrant as specified in charter)

           Colorado                                          95-3151060
- -------------------------------                          -----------------
(State or other jurisdiction of                           I.R.S. Employer
 Incorporation or organization                           Identification No.

              4350 Von Karman, Suite 180, Newport Beach, CA 92660
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

                Yes      X                         No
                    ----------                        ----------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

 Common Stock, $0.01 par value                    595,590,492 shares
Preferred Stock, $5.00 par value                       0 shares
- --------------------------------                  ------------------
        Title of Class                             Number of shares
                                                      Outstanding
                                                   March 31st, 1996

                                   CONTENTS

                                                                Page Number
                                                                -----------
PART I

    Financial Information

    Item 1.  Financial Statements:

             Condensed Unaudited Balance Sheets                   3 & 4

             Condensed Unaudited Statement of Operations
                Three Months                                      5
                Nine Months                                       6

             Statement of Changes of Shareholders' Equity         7

             Condensed Unaudited Statement of Cash Flow
                Three Months                                      8
                Nine Months                                       9

             Notes to Condensed Unaudited Financial Statements    10, 11

    Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition                12, 13

PART II      Other Information                                    14

             Signatures                                           15

                        COMPARATOR SYSTEMS CORPORATION

                        PART 1.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS


                                    ASSETS


                                           NINE MONTHS          FISCAL YEAR
                                              ENDED                ENDED
                                         MARCH 31st, 1996     JUNE 30th, 1995
                                         ----------------     ---------------
        CURRENT ASSETS
           Cash                             $    4,099          $    34,871
           Accounts Receivable                 939,183              797,723
           Inventory                            79,054               79,054
                                         ----------------     ---------------
        TOTAL CURRENT ASSETS                 1,022,336              911,648
                                         ----------------     ---------------

        PROPERTY & EQUIPMENT NET               511,334              363,799
                                         ----------------     ---------------

        PATENTS & LICENSES NET               2,259,715            2,433,529
                                         ----------------     ---------------

        OTHER ASSETS
           Deposits & Prepaid expenses         146,644              146,644
           Prepaid Fees                        406,066              507,693
           Investments                       1,391,455            1,216,626
           Notes Receivable                     72,526               72,526
           Accrued Interest Receivable          32,637               26,109
                                         ----------------     ---------------
        TOTAL OTHER ASSETS                   2,049,328            1,969,598
                                         ----------------     ---------------
        TOTAL ASSETS                        $5,842,713           $5,678,574
                                         ================     ===============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        COMPARATOR SYSTEMS CORPORATION
                CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEETS

                                               NINE MONTHS          FISCAL YEAR
                                                  ENDED                ENDED
                                             MARCH 31st,1996      JUNE 30th, 1995
                                             ---------------      ---------------
        LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                           $    419,261         $    241,171
   Accrued Expenses                                348,203              127,700
   Accrued Payroll Taxes                             7,790                7,790
   Accrued Royalty Payable                            0.00               42,000
   Accrued Salary                                  148,878               68,291
   Accrued Professional Services Payable             9,800                9,800
   Judgments & Claims                              308,536              323,536
   Accrued Interest payable-Judgments & Claims     178,343              155,028
   Notes Payable                                   338,125              338,125
   Accrued Interest Payable on Notes               226,485              202,776
   Investment Notes Payable                         29,898               31,431
                                             ---------------      ---------------
   TOTAL CURRENT LIABILITIES                     2,015,319            1,547,648
                                             ---------------      ---------------

LIABILITIES, OFFICERS & DIRECTORS
   Accounts Payable                                  2,141               40,317
   Accrued Salaries Payable                        138,703               23,158
   Notes Payable                                   322,374              322,374
   Accrued Interest Payable on Notes               107,995               83,817
                                             ---------------      ---------------
   TOTAL OTHER LIABILITIES                         571,213              469,666
                                              ---------------      ---------------
TOTAL LIABILITIES                                2,586,532            2,017,314
                                             ---------------      ---------------
SHAREHOLDERS' EQUITY
   Common stock, $0.01 par value,
   750,000,000 shares authorized,
   shares issued, issuable and outstanding
   595,590,492 at March 31st 1996
   and  564,344,703 at June 30th, 1995           5,955,655            5,643,198
   Treasury Shares                                       0                    0
   Preferred Stock, $5.00 par value,
   50,000,000 authorized, no shares issued               0                    0

   Additional Paid In Capital                   18,280,243           17,653,826

   Retained Earnings (Deficit)                 (20,979,717)         (19,635,764)
                                             ---------------      ---------------
SHAREHOLDERS' EQUITY                             3,256,181            3,661,260
                                             ---------------      ---------------
                                              $  5,842,713         $  5,678,574
                                             ===============      ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS


                                         THREE MONTHS         FISCAL YEAR
                                             ENDED                ENDED
                                          MARCH 31st,           JUNE 30th
                                     1996            1995          1995
                                 ------------   -----------   ------------
REVENUES                            $ 142,858     $  17,923   $    90,161
                                 ------------   -----------   ------------

COST & EXPENSES
    Cost of sales                           0             0             0
    Selling expenses                  181,677        31,012       121,855
    Administrative expenses           142,150       187,751     1,439,763
    Depreciation                       25,984         7,474        34,490
    Amortization                       57,938        57,938       231,752
    Interest expenses                  24,551        25,935       109,030
                                 ------------   -----------   ------------

    TOTAL COST & EXPENSES             432,300       310,110     1,936,890

LOSS BEFORE INCOME TAXES             (289,442)     (292,187)   (1,846,729)

PROVISION FOR INCOME TAXES                  0             0             0
                                 ------------   -----------   ------------

NET LOSS                            $(289,442)    $(292,187)  $(1,846,729)
                                 ------------   -----------   ------------

NET LOSS PER SHARE                  $ (0.0005)    $ (0.0006)  $   (0.0035)
                                 ------------   -----------   ------------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                594,253,952   526,087,166   525,395,100
                                 ============   ===========   ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                          NINE MONTHS        FISCAL YEAR
                                            ENDED                ENDED
                                         MARCH 31st            JUNE 30th
                                       1996        1995           1995
                                 ------------   ----------   ------------
REVENUES                         $    399,234   $   36,855   $    90,161
                                 ------------   ----------   ------------

COST & EXPENSES
    Cost of sales                           0           0             0
    Selling expenses                  538,429       92,070       121,855
    Administrative expenses           913,067      567,716     1,439,763
    Depreciation                       42,325       21,883        34,490
    Amortization                      173,814      173,814       231,752
    Interest expenses                  75,553       76,065       109,030
                                 ------------   -----------  ------------

    TOTAL COST & EXPENSES           1,743,188      931,548     1,936,890

LOSS BEFORE INCOME TAXES          $(1,343,954)  $ (894,693)  $(1,846,729)

PROVISION FOR INCOME TAXES                  0            0             0
                                  ------------  -----------  ------------

NET LOSS                          $(1,343,954)  $ (894,693)  $(1,846,729)

NET LOSS PER SHARE                $   (0.0023)  $  (0.0017)  $   (0.0035)
                                  ------------  -----------  ------------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                586,747,687   520,204,332   525,395,100
                                  ===========   ===========  ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        COMPARATOR SYSTEMS CORPORATION

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                  Common Stock
                            ------------------------
                                                      Additional                     Total
                              Number of     $0.01       Paid-in                  Shareholders'
                              Shares       Par Value    Capital      Deficit        Equity
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ JUNE 30th 1993     409,213,452   4,092,135   13,726,865   (15,737,188)     2,081,812
Issuance of shares for:
   Salaries                   37,002,828     370,028      245,542             0        615,570
   Services                   12,779,683     127,797      454,640             0        582,437
   Cash                       23,422,368     234,224    1,718,868             0      1,953,092
   Debt                       19,393,157     193,932      123,954             0        317,886
   Investment                  5,000,000      50,000      450,000             0        500,000
   Improper Issue              6,301,983      63,020       24,039             0         87,059

Net Loss for Period                    0           0            0   ( 2,051,848)    (2,051,848)
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ JUNE 30th 1994     513,113,471  $5,131,136  $16,743,908  $(17,789,036) $   4,086,008

Issuance of shares for:
   Salaries                   24,596,273     245,963      475,360                      721,323
   Services                    5,595,749      55,957       82,339                      138,296
   Cash                       22,971,097     229,711      369,772                      599,483
   Debt                          797,097       7,971        6,530                       14,501
   Investment                        ---         ---          ---
   Stock Cancellation         (2,728,984)    (27,290)     (24,331)                     (51,621)

Net Loss for Period                                                  (1,846,729)    (1,846,729)
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ JUNE 30th 1995     564,344,703  $5,643,448  $17,653,578  $(19,635,765) $   3,661,260

Issuance of shares for:
   Salaries                            0
   Services                    6,393,333      63,933      127,867                      191,800
   Cash                        3,200,000      32,000       64,000                       96,000
   Debt
   Investment                  7,578,661      75,786      157,574                      233,360
   Stock Cancellation

Net Loss for Period                                                    (584,042)      (584,042)
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ SEPT. 30th 1995   581,516,697   $5,815,167  $18,003,019  $(20,219,807) $   3,598,378

Issuance of shares for:
   Salaries
   Services                   1,222,129       12,221       24,442                       36,663
   Cash                       7,516,666       75,167      145,833                      221,000
   Debt                       1,400,000       14,000       28,000                       42,000
   Investment                                                                              ---

Net Loss for Period                                                    (470,467)      (470,467)
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ Dec. 31st 1995    591,655,492   $5,916,554  $18,201,294  $(20,690,274) $   3,427,574

Issuance of shares for:
   Salaries
   Services
   Cash                       3,935,000       39,350       78,700                      118,050
   Debt                                                                                    ---
   Investment                                                                              ---

Net Loss for Period                                                     289,442        289,442
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ MAR. 31 1996      595,590,492   $5,955,904  $18,279,994  $(20,400,832) $   3,835,066
                            ============  ==========  ===========  ============  =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENT OF CASHFLOWS

                                                          THREE MONTHS          FISCAL YEAR
                                                             ENDED                 ENDED
                                                           MARCH 31st            JUNE 30th
                                                         1996       1995           1995
                                                     ----------  ----------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    NET LOSS                                          $(289,442)  $(292,187)    $ (1,846,729)
                                                     ----------   ---------    --------------
ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES
    Depreciation & Amortization                          83,922      65,412          390,242
    Issuance of common stock for services                     0       3,000          115,835
    Issuance of common stock for salaries                     0           0          721,323
    Issuance of common stock for debt                         0       6,953           14,501
    Cancellation of common stock                              0           0          (51,621)
    Write off for Bad Debts/Assets                            0      (3,531)          16,000
    Accrued Interest on notes receivable                 (2,176)     (2,176)         (17,934)
    Liabilities, officers & directors                    91,572      56,908           (2,829)

CHANGES IN CYCLICLE ACCOUNTS:
    Accounts receivable                                 (55,928)     (3,750)          (2,447)
    Accounts payable                                    115,190      36,073           (7,115)
    Accrued expenses                                     43,697     (21,706)           5,758
    Sales Tax Payable                                         0           0           (1,476)
    Accrued Payroll Taxes                                     0           0             (983)
    Accrued Salary                                       23,567      32,343           61,593
    Judgements & Claims & accrued interest thereon       (7,861)      8,103           24,372
    Notes Payable & accured interest thereon              7,853       2,704           36,113
                                                     ------------  ----------  --------------
NET CASH USED IN OPERATING ACTIVITIES                    10,394    (111,854)        (540,503)

CASH FLOW FROM INVESTING ACTIVITIES
    Cash paid for equipment                            (131,362)    (13,360)         (36,357)
    Cash received/(paid) from/(to) deposits                                            9,566
                                                     ------------  ----------  --------------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES             (131,362)    (13,360)         (26,791)

CASH FLOW FROM FINANCING ACTIVITIES
    Issuance of short term debt
    Proceeds from issuing common stock for cash         118,050      99,000          599,483
                                                     ------------  ----------  --------------

INCREASE/(DECREASE) IN CASH                              (2,918)    (26,214)          32,189

CASH AT BEGINNING OF PERIOD                               7,017      34,868            2,682
                                                     ------------  ----------  --------------

CASH AT END OF PERIOD                                 $   4,099    $  8,654     $     34,871
                                                     ============  ==========  ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        NINE MONTHS          FISCAL YEAR
                                                           ENDED               ENDED
                                                         MARCH 31st          JUNE 30th
                                                     1996         1995          1995
                                                 ------------  ----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    NET LOSS                                      $(1,343,953)  $ (894,693)   $(1,846,729)
                                                 ------------  -----------   ------------

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES
    Depreciation & Amortization                       216,139      195,697        390,242
    Issuance of common stock for services             228,463       13,000        115,835
    Issuance of common stock for salaries                   0      110,533        721,323
    Issuance of common stock for debt/investment      275,360        6,953         14,501
    Cancellation of common stock                            0            0        (51,621)
    Write off for Bad Debts/Assets                          0        1,768         16,000
    Accrued Interest on notes receivable               (6,528)      (6,527)       (17,934)
    Liabilities, officers & directors                  31,164      112,037         (2,829)

CHANGES IN CYCLICLE ACCOUNTS:
    Accounts receivable                              (141,460)     (11,250)         2,447
    Accounts payable                                  178,090       50,540         (7,115)
    Accrued expenses                                  220,501        3,881          5,758
    Sales Tax Payable                                       0            0         (1,476)
    Accrued Payroll Taxes                                   0            0           (983)
    Accrued Salary                                     80,587       78,190         61,593
    Judgements & Claims & accrued interest thereon      8,316        4,805         24,372
    Notes Payable & accured interest thereon           22,176       42,236         36,113
                                                   -----------  ----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                (231,145)    (292,828)      (540,503)

CASH FLOW FROM INVESTING ACTIVITIES
    Cash paid for equipment                          (189,860)     (26,118)       (36,357)
    Cash received/(paid) from/(to) deposits                                         9,566
                                                   -----------  ----------    -----------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES           (189,860)     (26,118)       (26,791)
                                                  ------------  ----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Issuance of short term debt                       (44,817)       7,020
    Proceeds from issuing common stock for cash       435,050      317,900        599,483
                                                  ------------  ----------    -----------

INCREASE/(DECREASE) IN CASH                           (30,772)       5,972         32,189

CASH AT BEGINNING OF PERIOD                            34,871        2,682          2,682
                                                  ------------  ----------    -----------
CASH AT END OF PERIOD                             $     4,099   $    8,654    $    34,871
                                                  ============  ==========    ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        COMPARATOR SYSTEMS CORPORATION

               NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31st, 1996


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

                                                                    QUARTER ENDED         FISCAL YEAR
                                                                      MARCH 31st             ENDED
                                                                         1996           JUNE 30th 1995
                                                                   ---------------      ---------------
   3.   Inventories comprised the following:
        -----------------------------------
        Raw Materials                                               $  30,780            $  30,780
        Work in Progress                                               36,179               36,179
        Finished Goods                                                 12,095               12,095
                                                                   -----------          -----------
        Total Inventories                                           $  79,054            $  79,054
                                                                   ===========           ==========

   4.   Property and Equipment:
        ----------------------
        Equipment & Machinery                                      $  121,996           $  121,996
          Accum. Depreciation                                         (98,102)             (96,240)
        Funiture & Fixtures                                            48,994               38,976
          Accum. Depreciation                                         (38,576)             (38,329)
        Molds & Prototypes                                            664,017              484,175
          Accum. Depreciation                                        (188,744)            (149,054)
        Vehicle                                                         3,500                3,500
          Accum. Depreciation                                          (1,750)              (1,225)
                                                                   -----------          -----------
        Total Assets                                                  838,507              648,647
         Total Accum. Depreciation                                   (327,172)            (284,848)
                                                                   -----------          -----------
        Property & Equipment Net                                   $  511,335            $ 363,799
                                                                   ===========          ===========

   5.   Patents and Licenses:
        --------------------
        Capitalized costs and accumulated amortization were as follows:
        Original License Rights                                    $   225,586          $   225,586
        Patents 1989 (Green)                                            55,000               55,000
        Patents 1989 (Froelich)                                      2,045,400            2,045,400
        Licenses 1989 (TRI-G)                                        1,613,847            1,613,847
                                                                   -----------          -----------
          TOTAL                                                      3,939,833            3,939,833
        Less:  Accum. Amortization                                  (1,680,118)          (1,506,304)
                                                                   -----------          -----------
        Total Patents & Licenses                                   $ 2,259,715          $ 2,433,529
                                                                   ===========          ===========

   6.    Investments:
         -----------
         Capitalized costs were as follows:
         Preferred Stock                                           $   250,000          $   250,000
         Valcorp Inc.                                                  407,950              407,950
         Sun Bird Tech                                                  36,176               36,176
         Interdec Corp                                                  22,500               22,500
         Wira Assets Sdn Bhd                                           500,000              500,000
         International Financial Systems, Inc.                         174,829                n/a
                                                                   -----------          -----------
           TOTAL                                                   $ 1,391,455          $ 1,216,626
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


REVENUES

     Revenue for the period resulted primarily from sales of financial institution operating and accounting systems to savings & loan organizations and banks in the United States, and to cooperativas in Central America. The Company's new 5000 Series software-based fingerprint identity verification technology is now, after some years of research and development, ready for the market. The Company believes that deliverable models of this product line are functioning as planned, and meet the price and performance goals originally set for them. The venue for the formal introduction to the world market of the 5000 Series is the CardTech/SecurTech Exhibition in Atlanta, Georgia on May 14-16, 1996. In anticipation of initiating pilot production of the 5000 Series in May 1996, the Company has to date entered into strategic marketing alliances with three other corporations, into whose products elements of the 5000 are being integrated. Negotiations with two foreign countries are now underway for fingerprint-secured identification cards. Because of the size and nature of such contracts, however, the Company has no assurance of receiving such contracts.


COSTS AND EXPENSES

     Selling expenses continued to be incurred in furtherance of planned domestic and international sales of the Company's newly-developed biometric identification products; in furtherance of sales of newly-added computerized time and attendance systems products; and in support of sales of credit union and bank operating systems. Depreciation and Amortization are expensed quarterly. Administration expenses reflect the Company's expanded operations, and its engineering program to initiate production of its new biometric identification products. The Company now has twenty nine employees and consultants in the United States, Malaysia, and in Honduras, where the Company has established a sales and marketing subsidiary. During the current quarter the Company recognized interest expense on unpaid notes and judgements payable.


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

     The Company continues to devote a major portion of the funds available to it to the preparation for production of its latest biometric fingerprint identity verification systems. The new design performs a "real-time" scan of a finger and compares the resulting image with records stored in either internal or remote system memory, or with a print encoded on a card, such as a driver's license, passport, credit card, national identification card, resident alien card, medical benefits card or welfare card. The design affords significantly lower manufacturing costs, and permits accurate identity verification in about one second, compared with up to four seconds for earlier models.

  The Company still operates on a limited budget, which situation has continued to constrain its growth rate. Despite signed investment agreements, to date major funds promised to the Company under those agreements have not been received. Negotiations are underway with other sources of major financing required to mount a full-scale sales and marketing program, and to establish local manufacturing capability for which plans have been completed and preferred facilities identified; to date no agreements for such financing have been entered into.

  On Friday, May 3, 1996 the market price and the volume of sales of the Company's common stock began a rapid rise from the 1/32 bid-1/16 asked at which it had been trading most of the time since the Company was listed on NASDAQ in February 1990. On May 3 the price reached a high of $0.51 on a volume of 144 million shares - a new NASDAQ trading volume record.

  On May 6 the price reached a high of $1.09 on volume of 152 million shares. On May 7 price reached a high of $1.87 on trading volume of 176 million shares. On May 8 the stock closed at $0.57 on volume of 88 million shares. Trading was suspended on May 9 to permit the NASD and the SEC to review the causes of the unusual price and volume activity. That review is still proceeding as of this date, and the suspension of trading remains in effect.



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


                                        COMPARATOR SYSTEMS CORPORATION



        Date:   May 13th, 1996            By:   /s/ Gregory Armijo
                                                ------------------
                                                Gregory Armijo
                                                Vice President Operations





        Date:   May 13th, 1996            By:   /s/ Robert Reed Rogers
                                                ----------------------
                                                Robert Reed Rogers
                                                Chairman & Treasurer,
                                                Chief Executive Officer


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS