Form 10-Q/A
period 1996-03-31
COMPARATOR SYSTEMS CORP
filed 1996-05-17
CIK 277809

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q/A

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
                                  ===========   ===========  ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        COMPARATOR SYSTEMS CORPORATION

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                  Common Stock
                            ------------------------
                                                      Additional                     Total
                              Number of     $0.01       Paid-in                  Shareholders'
                              Shares       Par Value    Capital      Deficit        Equity
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ JUNE 30th 1993     409,213,452   4,092,135   13,726,865   (15,737,188)     2,081,812
Issuance of shares for:
   Salaries                   37,002,828     370,028      245,542             0        615,570
   Services                   12,779,683     127,797      454,640             0        582,437
   Cash                       23,422,368     234,224    1,718,868             0      1,953,092
   Debt                       19,393,157     193,932      123,954             0        317,886
   Investment                  5,000,000      50,000      450,000             0        500,000
   Improper Issue              6,301,983      63,020       24,039             0         87,059

Net Loss for Period                    0           0            0   ( 2,051,848)    (2,051,848)
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ JUNE 30th 1994     513,113,471  $5,131,136  $16,743,908  $(17,789,036) $   4,086,008

Issuance of shares for:
   Salaries                   24,596,273     245,963      475,360                      721,323
   Services                    5,595,749      55,957       82,339                      138,296
   Cash                       22,971,097     229,711      369,772                      599,483
   Debt                          797,097       7,971        6,530                       14,501
   Investment                        ---         ---          ---
   Stock Cancellation         (2,728,984)    (27,290)     (24,331)                     (51,621)

Net Loss for Period                                                  (1,846,729)    (1,846,729)
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ JUNE 30th 1995     564,344,703  $5,643,448  $17,653,578  $(19,635,765) $   3,661,260

Issuance of shares for:
   Salaries                            0
   Services                    6,393,333      63,933      127,867                      191,800
   Cash                        3,200,000      32,000       64,000                       96,000
   Debt
   Investment                  7,578,661      75,786      157,574                      233,360
   Stock Cancellation

Net Loss for Period                                                    (584,042)      (584,042)
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ SEPT. 30th 1995   581,516,697   $5,815,167  $18,003,019  $(20,219,807) $   3,598,378

Issuance of shares for:
   Salaries
   Services                   1,222,129       12,221       24,442                       36,663
   Cash                       7,516,666       75,167      145,833                      221,000
   Debt                       1,400,000       14,000       28,000                       42,000
   Investment                                                                              ---

Net Loss for Period                                                    (470,467)      (470,467)
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ Dec. 31st 1995    591,655,492   $5,916,554  $18,201,294  $(20,690,274) $   3,427,574

Issuance of shares for:
   Salaries
   Services
   Cash                       3,935,000       39,350       78,700                      118,050
   Debt                                                                                    ---
   Investment                                                                              ---

Net Loss for Period                                                    (289,442)      (289,442)
                            ------------  ----------  -----------  ------------  -------------
BALANCE @ MAR. 31 1996      595,590,492   $5,955,904  $18,279,994  $(20,979,716) $   3,256,182
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


                                        COMPARATOR SYSTEMS CORPORATION



        Date:   May 17th, 1996            By:   /s/ Gregory Armijo
                                                ------------------
                                                Gregory Armijo
                                                Vice President Operations





        Date:   May 17th, 1996            By:   /s/ Robert Reed Rogers
                                                ----------------------
                                                Robert Reed Rogers
                                                Chairman & Treasurer,
                                                Chief Executive Officer


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS