Form 10KSB40
period 1996-06-30
COMPARATOR SYSTEMS CORP
filed 1997-01-21
CIK 277809

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended:                  Commission file number
    June 30, 1996                                        0-8951

                        COMPARATOR SYSTEMS CORPORATION
                        ------------------------------
                (Name of small business issuer in its charter)

         Colorado                                    95-3151060
-------------------------------               ----------------------
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)               Identification Number)

4350 Von Karman Ave., Ste. 180
Newport Beach, California                             92660
----------------------------------------      ----------------------
(Address of principal executive offices)            (Zip Code)

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

                        Yes                 No   X
                            ------             ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $357,939

The number of shares of Registrant's common stock outstanding as of June 30, 1996 was 610,334,838. The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on the Pink Sheets average ($0.02) of the high and low prices as of January 15, 1997 was $12,206,696.

                               Table of Contents
                               -----------------


Part I.                                                          Page
-------                                                          ----
Item 1:      Business............................................   1

Item 2:      Property............................................  11

Item 3:      Legal Proceedings...................................  11

Item 4:      Submission of Matters to a Vote of Security Holders.  13

Part II.
--------

Item 5:      Market for the Company's Common Stock and Related
             Stockholder Matters................................   13

Item 6:      Management's Discussion and Analysis of Financial
               Condition and Results of Operation...............   14

Item 7:      Financial Statements...............................   19

Item 8:      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..............   19

Part III.
---------

Item 9:      Directors and Executive Officers of the Company....   20

Item 10:     Executive Compensation.............................   21

Item 11:     Security Ownership of Certain Beneficial Owners
               and Management and Potential Change in Control...   21

Item 12:     Certain Relationships and Related Transactions.....   22

Part IV.
--------

Item 13:     Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K..............................   22

Signatures......................................................   24

                                     PART I
                                     ------



ITEM 1:  BUSINESS
-----------------

History
-------

Comparator Systems Corporation (CSC) was founded to develop and market fingerprint comparison systems designed to verify people's identities. The Company was incorporated in California on July 12, 1976. On October 12, 1978 a Colorado corporation of the same name was incorporated, and on January 12, 1979 the California corporation was merged into the Colorado corporation, which survives today. CSC has been engaged in research and development, and in the intermittent manufacture and marketing of fingerprint-based identity verification systems since its initial public offering in 1979. Notwithstanding its corporation nearly 20 years ago, the Company is still in a development stage and has yet to achieve operational profitability.

In the 1980's CSC introduced and marketed its first-generation fingerprint comparison system, the Comparator Model ID-1, to the law enforcement market. That device was used primarily by jails and prisons to verify that the right prisoners were being released. Model ID-1 systems were in use in correctional facilities since 1984 , and have performed accurately and reliably, and not one error by a Model ID-1 has ever been reported by a law enforcement customer. The ID-1, however, was an electro-optical analog device that required an attendant to operate it, and the use of hard-copy inked fingerprints. CSC was not successful in selling the ID-1 to commercial customers, who wanted "live-scan" fingerprint capture and comparison, digital storage and retrieval and unattended operation. The Company was unable to achieve self-supporting sales to law enforcement customers alone, and therefore initiated further research to develop a digital system.

Developments relating to the Company in the past three years have been as follows. In July 1993 CSC entered into agreements with Malaysian investors to establish a joint venture company in Kuala Lumpur, Malaysia, to complete development of, and to manufacture the Company's new digital fingerprint comparison products. The Malaysian investors agreed to invest approximately $4,000,000 in the Malaysian joint-venture company, and they also subscribed to purchase approximately $18,000,000 of CSC's common stock. Ten percent of the agreed-upon investment were paid-in through a private placement of CSC's restricted stock in October 1993.

In November 1993 it was discovered that Karen Kay Churchill, the Company's then vice president and corporate secretary, and an employee of eight years standing, while managing CSC's US offices for the prior two years, had improperly issued an estimated $747,778.40 of CSC's stock to herself, her family, and her friends and had misapplied an estimated $81,613.21 of Company funds to satisfy her personal obligations.

In January 1994 Ms. Churchill's services were terminated In late January 1994 a prototype fingerprint comparison device that had been loaned to CSC in October 1991 by VVL, a Scottish company for CSC to market test, was found to be in storage on the Company's premises. On February 1, 1994 CSC shipped the unit back to Scotland, approximately two years later than originally agreed, with its apologies and with funds to cover costs incurred by VVL due to the long delay. CSC had signed an agreement in September 1991 with VVL, that called for CSC to market test the VVL design, and if the market testing proved positive, to enter into negotiations for a further agreement under which either VVL might manufacture the product for CSC to sell under private label, or alternatively CSC might manufacture the device under license from VVL. The relationship between the companies never proceeded beyond the market testing that CSC conducted in 1991 and early 1992.

In March 1994, after completing an accounting and causing it to be reviewed by two independent auditors, the Company filed a criminal complaint against Ms. Churchill with the Irvine, California Police Department, and the Company also notified the public, its shareholders and the Malaysian investors of the situation. The Malaysian investors declined to proceed further with their financial commitments to CSC, and in May 1994 CSC's Malaysian joint venture company ceased operations. In August, 1994 CSC completed the relocation of the last of its engineers and scientists back to the United States. During this period CSC acquired all of the shares of Wira Asset Management Sdn Bhd, an inactive Malaysian corporation, with the intention of using Wira as its marketing base for the Southeast Asian market, when the Company was capable of selling its new product line. The loss of the Malaysian funding, which had taken almost two years to arrange, was financially crippling to CSC, and the Company immediately began the search for replacement major financing, which has not to date been accomplished.

In 1994, CSC continued development of the new fingerprint technology in California at a much reduced rate due to limited working capital. CSC covered some of its capital needs through private placements of its restricted stock to its shareholders. CSC's engineers, now working as consultants to the Company rather than employees, began to cover some of their own costs in the continued development of the digital fingerprint comparison technology that CSC had originated in Malaysia in 1992. In June 1995 CSC retained the services of Mr. Richard E. Floegel, who had previously been vice president operations of a subsidiary of Hitachi Imaging Products, as CSC's president and chief operating officer.

In October 1995 CSC established International Financial Systems, Inc. (IFS), a wholly-owned subsidiary engaged in the business of developing hardware/software operating and accounting systems and marketing them to financial institutions such as credit unions. IFS was established by CSC with the acquisition of hardware from a bankrupt predecessor company, and the acquisition of software from the developer.. In November 1995, IFS established a subsidiary in Honduras, where it markets a Spanish language version of its credit union operating systems.

CSC continued to raise limited but inadequate amounts of working capital through private placements of its restricted stock to its shareholders. CSC's engineers increasingly expressed dissatisfaction with the Company's inability to fully pay them for their work, and to threaten to take CSC's fingerprint comparison product to the market themselves if not paid. On October 23-25, 1995

CSC participated in the annual North American Data General Users Group (NADGUG) exhibition in Washington D.C., which was the first public showing of pre-production prototypes of its Comparator 5000 Series fingerprint comparison products. In its 10-Q report for the quarter ending September 30, 1995 CSC announced its plans to attend the MILIPOL '95 Exposition in Paris beginning November 21, 1995, and CSC demonstrated production prototypes of the Comparator 5000 at MILIPOL. In its 10-Q reports for the quarters ending September 30, 1995 and December 31, 1995, CSC announced its plans to formally introduce the 5000 Series to the market at the CardTech/SecurTech Exhibition to be held in Atlanta May 14-16, 1996.

As a result of the Company attending MILIPOL '95, the current generation of fingerprint comparison /verification products was completed.

In October 1995 CSC filed a civil suit against Ms. Churchill and 33 other defendants relating to the improper and unauthorized issuance of CSC shares and the misapplication of CSC funds. Ms. Churchill filed for personal bankruptcy, but on May 30, 1996 the Company obtained a judgement against Ms. Churchill from the bankruptcy court for stock and cash with a value of approximately $512,500. Litigation against other defendants is still proceeding as the Company is able to pay the legal fees involved. CSC has not had the funds available to it to attempt collection from Ms. Churchill of the judgement it holds against her.

CSC's common stock was listed on NASDAQ under the symbol IDID in February 1990, and typically traded under one million shares per day, usually at 1/32 bid and 1/16 asked since that time. On April 29, 1996, a new high of 6,346,801 IDID shares were traded. On April 30, another 5,163,328 shares were traded, and on May 1, another 4,417,797 shares were traded, all in the 1/32 bid and 1/16 asked range.

On Friday, May 3, 1996 IDID traded 121,289,774 shares, closing at 9/32, with a high of 7/16. The NASD called the Company regarding the unusual trading. The last news release the Company had issued had been on February 7, 1996, and at the direction of the NASD CSC issued a news release on Monday morning, May 6, regarding its planned May 14 new product introduction in Atlanta. On May 6 IDID traded 152,210,964 shares, closing at 1 1/32, with a low of 5/16 and a high of 1 1/16. On Tuesday, May 7, 180,298,533 IDID shares traded, reaching a high of 1 5/8 before closing at 7/8. On Wednesday, May 8, 82,794,218 IDID shares were traded, with a high of 7/8 and a low of 15/32. On May 9, 1996 the NASD halted trading pending an investigation of the unusual activity, agreeing to resume IDID trading on Monday, May 13. The SEC then joined the investigation and the trading halt was extended. CSC proceeded as planned with the introduction of its Comparator 5000 Series at the Atlanta Cardtech/SecurTech Exposition commencing May 14, 1996. On June 12, 1996 the Company withdrew its stock from NASDAQ, and its shares commenced trading informally in the Pink Sheets. Refer to ITEM:5, Market For The Company's Common Stock And Related Stockholder Matters elsewhere in this report.

On May 13, 1996 a class action was filed against CSC and Robert R. Rogers et al. in the Superior Court of the State of California, County of Orange, by attorneys representing shareholders who purchased CSC common stock from May 6, 1996 through May 8, 1996, inclusive, claiming damages in excess of $300,000,000. Refer to ITEM:3, Legal Proceedings elsewhere in this report.

On May 31, 1996 the Securities and Exchange Commission (SEC) filed a civil action in the United States District Court , Central District of California against the Company and three of its officers, Robert Reed Rogers, Scott Hitt, and Gregory Armijo, defendants. A temporary restraining order was obtained enjoining the defendants as detailed in Civil Action No. 96-3856 LGB (Jgx). The SEC complaint alleged that the defendants had caused CSC to issue materially false and misleading financial statements for the fiscal years ending June 30, 1994 and June 30, 1995 and the first three quarters of fiscal year 1996 by grossly inflating the Company's assets; that the recognition of assets that did not conform to Generally Accepted Accounting Principles ("GAAP") rendered CSC's financial statements as set forth in its annual reports on Form 10-K for fiscal years 1994 and 1995, its quarterly reports on Form 10-Q from the first fiscal quarter of 1996 through the third fiscal quarter of 1996, and as incorporated in a private placement memorandum used in connection with the offer and sale of CSC common stock from at least July 1, 1994 to January 1, 1996, materially false and misleading; that Rogers, Hitt and Armijo made materially false and misleading statements to investors and prospective investors concerning CSC's technology, including claims that CSC owned certain patents and licenses that it in fact did not own; that from at least January 1, 1992, in public filings, in private placement memoranda, and in letters, demonstrations and other communications to investors and potential investors, defendants falsely represented that CSC was actively engaged in research and development toward producing commercially competitive fingerprint identification technology when in fact CSC was engaged in no substantial business activities other than the sale of stock to investors; that, among their misrepresentations the defendants represented that CSC had developed a new generation of its fingerprint identification technology with substantial market potential when, in fact, defendants Rogers and Hitt had merely stolen a prototype of a fingerprint identification device developed by individuals not associated with CSC, presented it as CSC's technology, protected by CSC patents; that on the basis of the above misrepresentations and additional misrepresentations and material omissions, between July 1, 1993 and the present defendants fraudulently obtained through CSC at least $2.9 million dollars in proceeds from the sale of CSC common stock to individual investors; and, in addition, during the period when CSC's public filings and its statements to investors concerning its purported technology and business relationships were false and misleading, Rogers, Hitt and Armijo caused at least ten million shares of CSC's common stock to be issued to each of them, and at least Hitt and Armijo sold substantial amounts of that stock to the public.

Depositions of the Company's officers and employees relating to the SEC lawsuit were initiated on June 18, 1996. On June 28, 1996, Mr. Floegel resigned as president and director of CSC. On July 5, 1996, Mr. Armond Schroeder, president of CSC's subsidiary IFS, was appointed to serve as president of CSC.

Subsequent to May 31, 1996 the Company experienced an increasingly-critical shortage of working capital, with priority for funds usage being given to legal fees and essential Company survival expenses other than salaries. CSC has been unable to proceed with the marketing of its new product line, and most prospective customers have backed away, citing the SEC litigation. CSC was also unable to continue to provide necessary working capital to its subsidiary IFS, and its operations have been cut back substantially.

On September 19, 1996, SEC announced that CSC, Mr. Rogers and Mr. Armijo had entered into settlement agreements providing that they would consent to a permanent injunction without admitting or denying the allegations in the SEC complaint. The final judgement of permanent injunction and other relief against CSC enjoined the Company from any acts alleged in the SEC complaint; enjoined CSC from future violations of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Securities Act of 1934 (the "'34 Act"), and Rule 10b-5 thereunder, Sections 13(a) and 13(b)(2)(A) and (B) of the '34 Act and Rules 13a-1, 13a-13, and 12b-20; prohibited CSC from transferring any corporate funds or assets to or for the benefit of Scott Hitt; required CSC to prohibit Robert Reed Rogers, Gregory Armijo and Scott Hitt from acting as officers or directors of CSC; and permitted CSC to retain Mr. Rogers and Mr. Armijo as consultants to the Company with restrictions on the length of time and the gross compensation to be paid to them. Mr. Hitt, having lived in Malaysia since 1992, was not represented in the matter and has reached no settlement agreement with the SEC. Mr. Rogers retired and Mr. Armijo resigned his position with the Company on September 19, 1996.

Ms. Marianne Bedford and Mr. Donald Levering were appointed to CSC's board of directors to fill the vacancies created. On December 4, 1996 Mr. Schroeder resigned as President and CEO of CSC, citing the Company's continued inability to pay him, and Ms. Marianne Bedford was appointed Chairman of the Board and CEO of the Company.

Refer to ITEM:8 Changes In And Disagreement With Accountants On Accounting And Financial Disclosure elsewhere in this report regarding the resignation of CSC's auditor on August 14, 1996.


General Business
----------------

CSC has been engaged in research and development of a software-based digital fingerprint comparison system intended to accurately verify the identities of persons such as credit card users, check cashers, ATM customers, computer users, surgical patients, airline passengers and crews, drivers, resident aliens, patients with health insurance, recipients of welfare benefits, persons seeking access to military, diplomatic and industrial secure areas. The digital system under development, termed by CSC the Comparator 5000 series, is intended to replace and supercede an analog electro-optical fingerprint comparison system that the Company designed, developed, manufactured, marketed and sold in the 1980's. Although no benchmark data has yet been obtained on the new product line, CSC considers the product functionally ready for sale to customers who are willing to accept it without such statistical performance data. As of this filing date, CSC as yet has no benchmarks for its technology and no product revenues. The Company cannot be certain that it can market its hardware products profitability and gain market acceptance.

CSC, through IFS, a wholly-owned subsidiary, produces, markets and supports English language and Spanish language operating and accounting systems for use by financial institutions such as credit unions. Its products are designed with the flexibility to conform to each financial institution's requirements, and the simplicity to make them easy to implement, use and maintain IFS is a Master Developer of State Of The Art's MAS 90 Accounting Software. As a Master Developer, IFS provides custom modifications of this software to meet the individual needs of its customers. All modules of the MAS 90 software are available in both English and Spanish. IFS has a wholly-owned subsidiary in Honduras, Sistemas Financieros Internationales, which focuses on Latin American business opportunities. Since the acquisition of International Financial Systems and Sistemas Financieros Internatioales the Company has not realized profitability from either entity.


The Market
----------

Fingerprint comparison is used for both identity verification and for identification, but the systems used are different from each other. Identity verification requires the person being identified to lay claim to an identity (e.g. by entering a passcode or presenting an identification card), giving the system a binary choice of either accepting or rejecting the person's claim (a "one-to-one" search). This methodology lends itself to a wide range of applications such as access control, in which the subject must be present to be recognized. Identification, on the other hand, requires that the system search through stored sets of characteristics of an unknown individual being presented (a "one-to-many" search), a much more memory-demanding and time-consuming task. Identification technology is employed primarily for law enforcement, since unknown persons who are not present may need to be identified based on prints left at a crime scene. The systems employed for identification are termed AFIS, or automated fingerprint identification systems. AFIS systems generally excel at rapid data processing, but are unable to make an exact identification comparison, requiring the employment of fingerprint technicians to make the final comparison from a list of possibilities presented by the AFIS.

CSC operates in the identity verification market. The Company's existing products which is still in development, is expected to be able to address numerous identity verification applications. These applications exist whenever one or another of multiple parties are required to prove or verify their identity. Typical applications include:

     *  Welfare benefits
     *  Social Security/Provident Fund Benefits
     *  National identification cards
     *  Passports, resident alien identification cards
     *  Drivers licenses
     *  Restricted area access
     *  Electronic or data access
     *  Patient ID, drug access control
     *  Employee time and attendance verification
     *  Credit and debit cards

CSC has specialized since its founding in the development of identity verification systems. These are access control/transaction control systems used too verify whether a new entry matches an existing record. A finger is scanned and the collected data is compared with data stored in system memory or on a card. No search is normally performed, since the task of these systems is to perform only one-to-one comparison, allowing an individual access to an area or an electronic system if a scanned finger matches the individual's stored finger data.

Until several years ago relatively few identity verification systems had been sold by any company in the Biometrics Industry. Previously, industry sales in this market had been minimal, with the market not "leaping forward" as had been anticipated at least ten years ago by industry observers. It is the Company's belief that this situation was not entirely the result of undeveloped demand, but also of the lack of availability on the market of identity verification systems that could meet the market's needs for accuracy, repeatability and cost-effectiveness.


Distribution
------------

The Company believes the sale of biometric identification devices through the primary distribution channels - direct, systems integrators, original equipment manufacturers, value-added resellers - vary depending on the technology, the application and the magnitude of the contract. First-time sales of products are often subject to a competitive bidding process, in which the lowest cost provider of equipment that meets certain specifications will often secure the contract. Additional purchases are often based on compatibility with existing systems to avoid difficulties with regard to system integration and to avoid costly and time consuming training procedures for new technologies. Currently, the Company does not have the financial and human resources to participate in extended competitive bid procedures. Large system sales cycles may also be unpredictable due to reliance on state and local governing bodies to allocate resources and complete lengthy reviews and approval processes.

CSC has planned to distribute its fingerprint comparison products within the United States direct to large accounts through Company sales employees or through systems integrators or value added resellers or to original equipment manufacturers as appropriate, and to smaller accounts through dealers and distributors specializing in each market segment. The Company was engaged in negotiations with members of all of these categories of distribution channels prior to May 31, 1996, although several of CSC's former distributors withdrew following institution of the SEC lawsuit against the Company. CSC has planned to distribute its biometric products in foreign countries through original equipment manufacturers, systems integrators and/or foreign distributors. Although the Company has received inquiries from other countries regarding its products, there can be no assurance that CSC will be able to produce foreign sales, or be successful, or that it will be able to cover the costs of product demonstrations, overseas travel, and other selling expense that may be involved in making such sales.

With respect to IFS, its management has over the past year developed a growth and marketing strategy designed to expand the Company's domestic product and customer base. IFS's subsidiary in Honduras, was established to conduct sales of its products in Central America Coupled with this office, which addresses a virtually untapped market, it is believed that the Company can effectively compete with the smaller specialty systems integrators who are the major competitors in IFS's targeted market segments. Sales of IFS's products have in the past been carried out by its employees. As of December 31, 1996, the key employees responsible for US sales have left the Company due to its inability to pay them. The Company is not at this point confident that it will be able to finance the recruiting and training of new sales personnel, or to resume domestic sales growth.

IFS is currently in the process of translating MAS 90 accounting software into a Spanish version. When this task is completed, the Latin American office will be able to hold seminars for accounting firms, to secure additional business partners to be the front line sales force. This product was scheduled to be available for demonstration in the third quarter of 1996, however the Company's inability to finance additional programmers has resulted in delays. The Company cannot at the present time be certain that it can deliver a completed Spanish version of the MAS 90 software application to generate future revenues. To date its Honduran subsidiary has not reached a level of sales sufficient to support itself. The parent company has recently been unable to finance the shortfall, and the ultimate ability of the Honduran subsidiary to become self-supporting without additional financial assistance is presently unknown.


Competition
-----------

Although for many years only a handful of companies worldwide were active in the field of Biometrics, there are currently an increasing number of companies involved, or likely to become involved in identification and identity verification.

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

The market for Identity Verification Systems, in which CSC participates, is separate and distinct from the AFIS market, and was until recently mainly a potential market, with limited actual industry sales. In the Company's opinion, this was due in part to the fact that reliable, accurate and cost effective biometric identification systems were not available to prospective users, and in part to perceived public resistance to the use of fingerprint identification.
In the past several years this market has begun to expand rapidly, and a growing number of firms is believed to be in the business of developing or attempting to market fingerprint identification systems. The largest of these firms, however, are systems integrators that do not themselves possess biometric identification systems, and must subcontract with firms such as CSC for this technology. Among the others the Company now counts several significant competitors that are becoming well-established and have significantly greater resources, financial and otherwise, than has CSC. The current producers of AFIS systems also may represent potential significant competition, and there are perhaps twenty relatively new research labs or emerging companies that are in various stages of research or product development.

Firms other than CSC that have pursued the development of Identity Verification Systems typically employ some form of "minutiae" technology to digitize and store fingerprint details for later retrieval and comparison with real-time fingerprints. To the best of the Company's knowledge none has the potential accuracy capability of CSC's technology. CSC, in contrast to its competitors, does not employ minutiae comparison, but rather employs proprietary image processing comparison technology for comparing entire fingerprints with each other. Based on such information as it has, the Company believes that certain features of the its own products, including durability, simplicity, and, above all, high accuracy, constitute significant competitive advantages.

There are also several firms producing identification devices based on other biometric methods such as signature dynamics, hand geometry, retinal vasculature or voice characteristics of the person to be identified. The Company does not know whether such devices may ultimately be competitive with its products, but believes that the most significant competitive factors in the field are and will be accuracy, price, ease of operation, reliability and non-invasiveness. The Company believes that it is in a position to compete effectively with respect to these factors. Name recognition may also be significant, and although the names of the Company's competitors have until recently been better known than that of the Company, the reputation of the Comparator product has credibility, particularly in the law enforcement community, whose endorsement the Company feels will be valuable as it enters other markets. Nevertheless, CSC cannot be assured that it will be able to compete effectively due to its current financial weakness, and its uncertain prospects for obtaining financing needed to proceed to the market with products that have all of the qualifications needed for customer acceptance.

Given growing competition for market share, the Company cannot be certain that it will achieve profitability, or be successful in bringing its products to market, or developing a market acceptance for its products. Research and development will continue to be an expense to the Company as products are released. Most technology firms in this arena will be steadily working to improve their software and hardware solutions to allow for greater searching and matching capacity at lower price points. Since CSC has no bench marks for its current technology and no product revenues, the Company cannot be assured that it can compete effectively, or at all, or that its products will gain market acceptance.


Patents, Copyright, Purchase Fee
--------------------------------

The performance of the Company will depend on the success of its original core product line of proprietary automated fingerprint identity comparison/ verification systems, as well as operating and accounting systems for financial institutions.

In April 1996 the Company negotiated a final payment purchase agreement with its consultant/engineers, to secure for itself all intellectual property rights, including patent rights and software copyrights for the fingerprint identification technology underlying the Comparator 5000 series. The terms of this agreement called for payments of cash and shares of CSC stock. Subsequent to May 31, 1996, completing payment under the agreement was delayed until the SEC injunction against the Company was addressed.

In late October 1996, final payment negotiations for the fingerprint comparison technology were resumed with the engineers. To date, the Company has been unable to perform its financial obligations under the renegotiated agreement. Failure of the Company to perform its financial commitments may result in CSC losing control of the technology which would have a material adverse impact on the Company.

With regard to IFSI, in September, 1995, CSC purchased the software that is now used by IFS in its business of marketing operating systems to financial institutions. The purchase price of $150,000 was paid in restricted shares of CSC common stock in the amount of 4,800,000 shares issued to Armond J. Schroeder, the owner of the software.


Research and Development
------------------------

Since the inception of research and development on the first generation of product that has evolved directly into the Comparator 5000 series, CSC has spent $750,194 in research and development related expenses to achieve the present technology generation. Of this amount, during the fiscal year ending June 30, 1995, $34,357 was expended and during the fiscal year ending June 30, 1996, $238,053 was expended. These expenditures did not include bench mark testing, which has not yet been accomplished, and the Company is not certain to continue with additional research and development funds.


Employees
---------

As of December 31, 1996, the Company had 17 full-time employees, 1 part-time clerical assistant and 1 management consultant. During the reporting period ending June 30, 1996 the Company had 30 full-time and 2 occasional employees. Their responsibilities included the following: 3 clerical, 1 accountant, 4 engineer/consultant research & development, 2 investment relations, 7 sales & marketing, 5 executives and 10 software application & support. None of the Company's employees are represented by labor union, and the Company believes it generally had good relations with its employees. As a result of the Company's inability to meet its financial obligations and to obtain timely funding, 4 employees and 1 consultant remain at this date. The Company acknowledges that many of the employees resigned due its inability to meet payroll obligations.


ITEM 2:  DESCRIPTION OF PROPERTY
--------------------------------

(a) The Company's main facility and headquarters is leased office/engineering space with approximately 5,900 square feet, located in Newport Beach, California. The Company's lease agreement is under a five year term with a average annual rental of $71,004 beginning October 1993. As of the date of this filing, the Company recently renegotiated its current lease agreement for a six month term with monthly savings of $3,800 per month. There can be no assurances that the Company will be able to meet its financial obligations.

(b) During fiscal 1995, the Company opened the Alaska technical support office. The office is approximately 500 square feet. The lease is a one year term, expiring September 1996, with approximate costs of $700 per month. The office is intended to support the Company's financial software and support services for International Financial Systems, both in the U.S. and in Latin America. As of the date of this filing, the Alaska office lease agreement will expire in the next ten (10) days.

(c) During fiscal 1995, the Company opened an offices in Honduras for Sistemas Financieros Internationales that provides sales, installation, training and support of Spanish versions of the IFS software throughout Latin America. The office is approximately 500 square feet with five employees that provide the customer with the following services: custom programming, training, consulting, technical support and system updates.


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

     (a)  Pending Proceedings

     A class action lawsuit, case number 763689, Eric Aafedt, et al., on Behalf of Themselves and All Others Similarly Situated vs Robert R. Rogers, et al in May 13, 1996 by shareholders who purchased CSC common stock from May 6, 1996 to May 8, 1996 inclusive, claiming damages in excess of $300,000,000 in the Superior Court of the State of California for the County of Orange. The Company will defend its position, however, there can be no assurance that the Company will be successful in its defense of this lawsuit. A trial date has been requested by the plantiff to be set in June 1997. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

     A lawsuit case number 747725, Gary Wykidal vs Comparator Systems Corporation, the former SEC lawyer for the Company alleging unpaid legal fees and the Company filed a cross complaint alleging legal malpractice in rendering legal services, in the Superior Court for the State of California for County of Orange. We are currently engaged in of settlement of the suit. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

     A lawsuit case number 760916, Christine L. Baker vs Comparator Systems Corporation and related cross action, the former Controller of the Company alleging payment of unpaid balances due to her in the Superior Court of the State of California for the County of Orange. We are currently engaged in of settlement of the suit. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

     A lawsuit case number 759151, The Reubens Group and SFPL Hideaway vs Comparator Systems Corporation in June 1996 alleging damages in excess of $5,000,000 in the Superior Court of the State of California for the County of Orange. We are currently engaged in of settlement of the suit. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

     The Securities and Exchange Commission filed a civil action against the Company on May 31, 1996 can be crossed referenced to Item 1: Business.


     (b)  Judgments

     The following judgments against the Company as at June 30, 1996 are:

     The Company had fully paid the judgment C 466940 dated 8/6/85 by City National Bank vs Comparator Systems Corp., et.al. in the Los Angeles Superior Court, Central District. However, a judgment against the Company for $83,262.41 was refiled on 6/30/94. No provision was made for this amount in the books. The Company will defend its position, however, there can be no assurance that the Company will be successful in its defense of this lawsuit. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

     The Company had paid $27,000 on a judgement of $66,341.26, case number 64356, Rusty Pelican Restaurants, Inc. vs Swiss Pacific Group, S.A., et al but agreed upon as $45,000, with $18,000 remaining. Since May 1996, the Company had been in negotiation to try its best to settle the remaining balance.

     The Company had been issued Certificates of Release of Federal Tax Lien by the IRS. However, the filing records of the Secretary of State of California have yet to updated.

     The Company was a judgment debtor in 26 cases in which judgment against the Company had become final, with an aggregate unsatisfied judgment debt of $285,526 and accrued interest of $171,353. The Company believes that 25 cases had expired due to the statute of limitations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5:  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     (a) The Company's common stock, symbol IDID was traded over the counter on NASDAQ until trading was halted on May 9, 1996 and deleted from NASDAQ on June
12, 1996.  It has since been trading informally on the Pink Sheets.    For the
period beginning July 1, 1994 and ending May 8, 1996, the approximate high and low inter-dealer bid quotations were as set forth below. The source of such quotation data is the National Quotation Bureau, Inc. Such prices are without retail markup, markdown or commission and may not necessarily represent actual transactions.

     Quarter/Period Ended      High Bid  Low Bid
     --------------------      --------  -------

September 30, 1994              0.03125  0.03125
December 31, 1994               0.03125  0.03125
March 31, 1995                  0.03125  0.03125
June 30, 1995                   0.03125  0.03125
September 30, 1995              0.03125  0.03125
December 31, 1995               0.03125  0.03125
March 31, 1996                  0.03125  0.03125
May 8, 1996                     0.87500  0.46875
June 30, 1996 (Pink Sheets)     0.03000  0.00500

     (b) The approximate number of record holders of the Company's common stock at December 1996 was 8,900.

     (c) The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the growth and development of its business. The future dividend policy will depend upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

Recent Sales of Unregistered Securities

The common stock of the Company sold within the past three years without registering the securities under the Securities Act:

                                                        Number of
                                                         shares        Amount
                                                      -----------    ----------
Fiscal Year June 30, 1994 Issuance of shares for:
Salaries                                               37,002,828    $  615,570
Services                                               12,779,683       582,437
Cash                                                   23,422,368     1,953,092
Debt                                                   19,393,157       317,886
Investment                                              5,000,000       500,000
Improper Issue                                          6,301,983        87,059
                                                      -----------    ----------
                                                      103,900,019    $4,056,044
                                                      -----------    ----------
Fiscal Year June 30, 1995 Issuance of shares for:
Salaries                                               24,596,273    $  721,323
Services                                                5,595,749       138,296
Cash                                                   22,971,097       599,483
Debt                                                      797,097        14,501
Stock Cancellation                                     (2,728,984)      (51,621)
                                                      -----------    ----------
                                                       51,231,232    $1,421,982
                                                      -----------    ----------
Fiscal Year June 30, 1996 Issuance of shares for:
Services                                               18,619,422    $  552,976
Cash                                                   27,370,713       836,107
Common Stock subscribed for but not issued                              136,578
                                                      -----------    ----------
                                                       45,990,135    $1,525,661

     All the above common stock sold for cash are through private placement for
prices ranging from $0.03 to $0.10.   The proceeds from funds received as a
result of its private placement have been used to defray costs of US operations, including product research and development, market testing and preparation for initiating full-scale marketing efforts upon availability of marketable product. For its private placements, the Company has relied on various exemptions from registration under a variety of securities laws, including the private placement exemption under Regulation D and Section 4(2) of the Securities Act.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

OVERVIEW
--------

The Company was founded in 1976, and is one of the pioneers in the field of Biometrics, employing fingerprint comparison technology to verify people's identities. CSC is a publicly-traded company with approximately 13,000 shareholders. Its common stock was traded on the National Association of Security Dealers Automated Quotation system (NASDAQ) under the symbol IDID from February 1990 to June 1997, and is now informally traded in the Pink Sheets. CSC has two wholly-owned subsidiaries, IFS and SFI, which compete in the development, marketing, integration, installation and support of hardware and software operating and accounting systems for financial institutions such as credit unions.

CSC has since its inception been engaged mainly in research and development, with limited revenues produced from sales in the 1980s of its first-generation fingerprint comparison system, the Comparator Model ID-1. The Company was unable to produce sufficient revenues from sales of the Model ID-1 to cover its costs and it continues to operate at a loss today. For the period ending December 31, 1996, CSC is still considered a research and development company since it has as yet generated no revenue from the sale of its current fingerprint comparison technology. At this time there can be no assurances that the Company will be able to achieve profitability, or be successful in bringing its current products to market, or establishing market acceptance for these products if it is successful in bringing them to market.

The Company today requires additional financial resources to complete payment of amounts owed for completion of development engineering on its new fingerprint identification products, to reducte of current debt, to cover sales and marketing expenses in connection with the introduction to the market of its latest generation of fingerprint comparison/verification products, to pay salaries to its limited staff of remaining employees, and to permit expansion of staff and facilities needed to function effectively as a going concern.

Although they have generated sales, CSC's subsidiaries have not met their income projections for the fiscal year ending June 30, 1996, or subsequently. Additional funds are required to support their current operations as well as to upgrade their present software products in order to enhance their competitive position in the marketplace. For example, additional financial resources must be devoted to completion of the rewriting of software applications required to make them more user-friendly and to accommodate the new millennium system date requirements. With this in mind, there can be no assurance that the subsidiaries will achieve profitability, or will be successful in sustaining the market for their current products, or be successful in introducing new products to the market.


PLAN OF OPERATION
-----------------
The Company's plans to market its new fingerprint comparison products were interrupted in May 1996, and following immediate financial stabilization, CSC must update and begin implemention of its 1996 plans. There can be no assurance that the company will be able to do so.

The Company's subsidiary IFS is a software developer and systems integrator. The company has a suite of proprietary software that supports the operation of credit unions. This software is installed in its present customer base of 18 credit unions in the U.S. and a Spanish version of the software is installed in 30 financial institutions in Latin America. In addition to the credit union software, IFS has a suite of general accounting software that supports the operation of small to medium sized businesses. This software includes all of the accounting needed to support the operations of companies in the distribution industry.

IFS has a Master Developer's License from State Of The Art, Inc. for a variety of accounting applications. This software is being used as the basis for development of new systems in English and Spanish. IFS hopes to increase the scope of its financial software to include all types of financial institutions and integration of its current products into the State Of The Art products.

Since the acquisition of IFS, the Company's total revenues were $357,939 in fiscal 1996, however after expenses the Company reported a loss of $144,418 on IFS operations.

The Company's plan of operations for the next two months includes attempting to build a foundation of financial stability for CSC and its subsidiaries. The Company's cash resources have been and are presently deficient as of the date of filing of this report. CSC's primary sources of cash as of this filing resulted from borrowings and operating revenues of IFS and SFI application software and hardware sales and support services in the U.S. and Latin America, private placements of CSC shares prior to May 31, 1996, and loans from officers and employees subsequently.

As of the date of this filing, the Company requires immediate additional funds in order to facilitate making final payments on its technology as discussed in the section Patents, Copyrights, Technology Payments in the General Business section. The future success of the Company, and, in fact, its very survival hinges on its ability to raise additional funds in the immediate future. Financial difficulties have not been uncommon in the history of the Company and there can be no assurance that it will be able to raise the capital it now needs.

The short-term funds the Company needs immediately would be disbursed to accomplish the following:

          * Make final payment to complete ownership of clear title to the Company's new fingerprint comparison technology.

          * Make payments to reduce short-term debt.

          * Fully cover the Company's normal monthly operating expenses.

          * Fill the immediate clerical and support staffing requirements to facilitate the conduct of daily business operations.

          * Permit the Company to focus on creating a revised Business Plan to facilitate the Company's plans to raise longer- range financing. The revised Business Plan will include the Company's strategy to bring its current products to market, and future requirements to invest in research and development. There are no assurances that the Company will be able to achieve the above noted results.

          * Implement a review process to evaluate and act on the potential sales and profitability of its subsidiaries IFS and SFI. As of the date of this filing, the Company remains with a handful of employees, there are no assurances that the Company will be able to achieve a positive result.

The Officers and Director of the Company will immediately address a revised business plan for the next twelve months of operations when short term capital becomes available to meet the above listed requirements. It should be noted that there can be no assurances that the Company will achieve profitability, or be successful in bringing its products to market or developing a market for its products.

RESULTS OF OPERATIONS
---------------------

Loss from operations for the fiscal year ended June 30, 1996 were $1,994,084 and represented a decrease of $146,776 or 7% over the restated fiscal year 1995 loss of operations of $2,2140,860. This rate decrease in fiscal 1996 over 1995 were attributable to the acquisition of IFS and SFI described in the Item 1:
"History" and "General Business" sections.

The net loss for the fiscal year ended June 30, 1996 decreased slightly 4% to $81,120 as compared to $2,183,433 in the restated fiscal year 1995.

General and administrative expenses in fiscal 1996 decreased 20% to $407,266 as compared to $2,2022,648 in restated fiscal 1995. Expenditures in this category continued to focus on salaries and general business operations.

Interest rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's debt approximates the carrying value. Furthermore, subject to valuation risk principally consisting of cash, receivables, accounts payable and accrued expenses) also approximates fair market value.

The Company has experienced significant operating losses and has a negative working capital amounting to approximately $2,400,000. At this time, there is significant uncertainty regarding whether the company will survive as a going concern. The financial statements have been prepared assuming the Company will continue to operate which contemplates the realization of assets and the settlements of liabilities in the normal course of business. At the date of this filing, no adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

The Company's primary sources of cash during the fiscal year ended June 30, 1996, were funds generated through the wholly-owned subsidiaries IFS and SFI through operations, of $357,939, loans, and the sale of private placement shares. The Company currently lacks sufficient capital resources to satisfy near term and long term capital needs.

Subsequent to the date of this filing, and the filing of the Company's 1995 10-K, information became available which affected the valuation of a substantial portion of its assets as at June 30, 1995. During August 1996, the Company filed a Form 8-K advising shareholders and readers that significant adjustments to the 1995 financial statements may be required and that those adjustments may be material. The following assets and liabilities were corrected as indicated in Item 7 Financial Statements:

Accounts Receivable. The accounts receivable amount of $744,979 was removed from the Company's books due to the financial inability of the Company to pursue collection at this time. The Company's decision is to remove the asset at this time because it is also not confident of the collectability of the debt. See
Item 1: Business under History elsewhere in this report.

Deposits. Deposits in the amount of $108,331 were the result of the Company's investment in a software product which is not currently being pursued. The reason for the abandonment of the product was lack of sufficient working capital.

Prepaid Fees. The prepaid expenses of $616,000 represent fees paid to a consultant from which no sales have resulted, and bonuses to key executives of the Company which are now considered as compensation in 1993.

Investments. The investments of $1,231,626 was the Company's conservative approach to remove assets from the balance sheet because of the inability to raise the capital needed to pursue them.

Notes Receivable and Accrued Interest. The notes receivable and the accrued interest in the amount of $89,931 was removed from the Company's books due to the potential uncollectability of the debt.

Inventories. The Company's conservative approach was to write-off inventories in the amount $79,054 because they relate to products not currently in production.

Property and Equipment. The property and equipment amount of $324,830 was removed from the Company's books based on the determination that they should be expensed as research and development costs at this time.

Patents and Licenses. The patents and license amount of $2,665,280 was removed from the Company's books because the Company had not paid current maintenance fees, or they were fully amortized as at the date of this filing. Licenses included agreements relating to earlier product patents, now expired.

Deposits and Prepaid Expenses. Notes receivable in the amount of $89,931 was removed from the Company's books due to the financial constraints placed on the Company at the time of filing relative to pursuing collection of the debt.

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The following financial information for the Registrant for the fiscal years ended June 30, 1996 and 1995 is filed as part of this report.

Index to Audited Financial Statements:
-------------------------------------

Independent Auditors' Report                                 F-1

Consolidated Financial Statements:

Consolidated Balance Sheets at June 30, 1996 and 1995        F-3

For the years ended June 30, 1996 and 1995

          Consolidated Statement of Operations               F-5

          Consolidated Statement of Shareholders' Deficit    F-6

          Consolidated Statement of Cash Flows               F-8

          Notes to Financial Statements                      F-9

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and noted thereto.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     On August 14, 1996 the Company filed a Form 8-K reporting that on August 9, 1996 Mr. Eli Buchalter, CSC's auditor since 1989, notified the Company that certain information had come to his attention subsequent to the date of his report of September 20, 1995, that he believed might materially affect the financial amounts and disclosures, that he was withdrawing his opinion on CSC's financial statements for June 30, 1995. He requested that all persons known by the Company to be holders of the June 30, 1995 financial statements be notified to return them to the Company and to not place any further reliance on those statements. The Company used its best efforts to comply with his request. On August 14, 1996 the Buchalter Accountancy Corp. resigned as the Company's auditor. No report of Mr. Buchalter on the financial statements of the Company contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or procedure. On September 24, 1996 the Company was able to retain the firm of Farber & Hass as its new auditor.

                                   PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

     As of December 30, 1996 the following were the directors and executive officers of the Company:

      Name          Position             Age   Director since   Officer since
      ----          --------             ---   --------------   -------------
Marianne Bedford    Chairperson           48   September 1996   December 1996
Donald Levering     Director              53   September 1996
Celeste Sim         Corporate Secretary   37                    August 1996

     During the year, Mr. Richard E. Floegel resigned as President and Director on June 28, 1996 after 13 months with the Company. Mr. Armond J. Schroeder was appointed CEO, director and President on July 5, 1996 and resigned on December 4th 1996. He declared personal and business bankruptcy in June 1995.

     Pursuant to the settlement agreement on September 18, 1996 with the SEC, Mr. Robert Reed Rogers and Mr. Gregory A. Armijo resigned their positions but remained as Consultants to the Company. Mr. Armijo however has since left the company. See Item 3, Legal Proceeding, and Item 1, Business, History.

     The following key employees are expected to make significant contributions to the business of the Company are:

     Ms. Marianne Bedford had been with the Company since March 1996 and now holds the position of Chairperson. She was Financial Associate with Price Waterhouse, Regional Sales & Marketing Manager with Maytag Company Ltd, Major Accounts Manager with Hewlett-Packard, Sales Director with TKM Ltd, Branch Sales Director with Dexel Corp, Branch Manager with Nissi Corp and Consultant with Olympic Entertainment Group, Inc. as public relations on various networks such as KABC and Trinity Broadcast Network.

     Mr. Donald Levering had been with the Company since 1994 has gained over twenty-five years of experience in sales and marketing in the consumer goods and automotive field. His past involvement in the industry was with Biometric Technology as Vice President. He holds a teaching credential in industrial and business management and teaches at Long Beach City College.

     Ms. Celeste Sim joined the Company as Manager of Finance in January 1994 and now holds the position of Controller and Corporate Secretary. Previously she was Director of Finance & Administration of Comparator Systems Malaysia Sdn Bhd. Prior to that Ms. Sim was Acting General Manager of ESCO Technologies (M) Sdn Bhd, Finance Manager of Chuaco Securities Sdn Bhd, Chief Administrator of Limbang Trading Sdn Bhd, Accountant with Howard Presky & Company, Senior Tax Accountant with H.R.M. Sdn Bhd and Accountant with Peat Marwick Tax Services Sdn Bhd. She is also the wife of Robert Reed Rogers, the former Chairman and CEO of the Company.

ITEM 10:  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth certain information concerning annual, long term and other compensation received during the last three fiscal years and to be received by (i) the Chief Executive Officer of the Company, and (ii) the Company's four most highly compensated executive officers whose annual salary and bonus compensation exceeded $100,000:

Name and Principal    Fiscal                    Long Term
Position              Year   Salary    Bonus   Compensation  All Other
--------              ----  --------  -------  ------------  ---------
Robert Reed Rogers
CEO                   1996  $125,000  N/A          N/A          N/A
President, CEO        1995   125,000  N/A          N/A          N/A
President, CEO        1994   125,000  N/A          N/A          N/A

Richard E. Floegel
President, COO        1996  $110,000  $55,000      N/A          N/A

     During the fiscal year ended June 30, 1996, 4,583,333 shares were issued to reduce the cost of services provided by the President, Richard E. Floegel by $137,500. No shares were issued to reduce accrued salaries of employees.

     During the fiscal year ended June 30, 1995, 24,596,273 shares were issued to reduce accrued salaries of employees by $721,323.

     During the fiscal year ended June 30, 1994, 37,002,828 shares were issued to reduce total salaries accrued of employees by $615,570.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
POTENTIAL CHANGE IN CONTROL
---------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table shows the ownership of common stock by persons other than members of management owning more than 5% of the 614,234,838 outstanding shares as of December 31, 1996. Unless otherwise indicated, all persons have voting and investment power over the shares listed as beneficially owned by them in the table.

Name of Beneficial Owner   Number of Shares Owned   Percentage of Class Owned
------------------------   ----------------------   -------------------------

           None                      N/A                       N/A

Security Ownership of Management
--------------------------------

     The following table shows the ownership of common stock by directors, and all directors and executive as a group, as of December 31, 1996. The percentages given under "Percentage of Class Owned" are based on a total of 614,234,838 shares outstanding. Unless otherwise indicated, all persons having voting and investment power over the shares listed as beneficially owned by them in the table.

Name of Beneficial Owner     Number of Shares Owned  Percentage of Class Owned
------------------------     ----------------------  --------------------------
Celeste Sim*                        34,073,228                  5.54%
Donald Levering                      4,921,281                  0.80%
Marianne Bedford**                         -0-                   -0-
                                   -----------                 -----
All directors and officers
  as a group                        38,994,509                  6.34%

 *Includes 3,405,450 shares owned by Celeste Sim and 30,667,778 shares jointly owned with Robert Reed Rogers
**An option to receive 5,000,000 common shares of the Company's stock


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     During the fiscal year ended June 30, 1995, the Company issued to its officers shares of its common stock in cancellation of accrued and unpaid salaries. The dollar balance represents unpaid salary accounts at June 30, 1995.

Robert Reed Rogers      13,339,847     -0-

Gregory Armijo          3,257,404     $7,357

     During the fiscal year ended June 30, 1996, the Company issued to one of its officers shares of its common stock in cancellation of accrued and unpaid services. The dollar balance represents overpayment of service fees at June 30, 1996.

Richard E. Floegel                  4,583,333                $21,038

                                    PART IV
                                    -------

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits  Description

3.1. Articles of Incorporation of the Company dated October 12, 1978 (1) Amendment to Articles of Incorporation of the Company dated February 1, 1989 and dated December 31, 1989 (2).
3.2   By-Laws of the Company as amended (3)
10.1 Bill of Sale between Comparator Systems Corporation(CSC) and Armond J. Schroeder dated

      September 20, 1995.
10.2 Consulting agreement between CSC and Robert Reed Rogers dated September 19, 1996
16.0 Letter on change in certifying accountant of Eli Buchalter Accountancy Corp dated August 14, 1996 (4).
21.0  Subsidiaries of the registrant (5).
___________________________
1. Previously filed as an exhibit to the Company's Registration Statement on Form S-2 (Commission file no. 2-63154) and incorporated herein by reference.
2. Previously filed as an exhibit to the Company's Form 10Q for Quarter ended March 31, 1989 and Form 10Q for the Quarter ended December 31, 1989 and incorporated herein by reference.
3. Previously filed as an exhibit number 3d. to the Company's Form 10K for the year ended June 30, 1987.
4. Previously filed on the Reports on Form 8-K dated August 14, 1996 and incorporated herein by reference.
5. Previously filed on the Report on Form 8-K dated September 28, 1995 and incorporated herein by reference.

Reports on Form 8-K
      (1) The Company filed a Current Report on Form 8-K dated August 3, 1995, with respect to the appointment of Mr. Richard E. Floegel to the Board of Directors.
      (2) The Company filed a Current Report on Form 8-K dated September 28, 1995, with respect to the acquisition of International Financial Systems, Inc.
      (3) The Company filed a Current Report on Form 8-K dated June 20, 1996, with respect to the resignation of Mr. Richard E. Floegel as President and COO effective June 28, 1996.
      (4) The Company filed a Current Report on Form 8-K dated July 5, 1996, with respect to the appointment of Mr. Armond J. Schroeder as President and CEO, the judgment against Ms. Churchill in the United States Bankruptcy Court in San Diego, California and the retirement of Mr. Robert Reed Rogers.
      (5) The Company filed a Current Report on Form 8-K dated August 14, 1996, with respect to the resignation and withdrawal of opinion on the Financial Statements for the year ended June 30, 1995 of the auditor, Eli Buchalter Accountancy Corp.
      (6) The Company filed a Current Report on Form 8-K dated September 18, 1996, with respect to the settlement of Civil Action No. 96-3856(JGx)(LGB), with the Securities and Exchange Commission, the retirement of Mr. Robert Reed Rogers and resignation of Mr. Gregory Armijo and the appointment of Ms. Celeste Sim as Secretary and the appointment of Ms. Marianne Bedford and Mr. Donald Levering as directors.
      (7) The Company filed a Current Report on Form 8-K dated December 16, 1996, with respect to the resignation of Armond J. Schroeder as President and Director and appointment of Ms. Marianne Bedford as Chairperson to the Board.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPARATOR SYSTEMS CORPORATION


By: /s/ MARIANNE BEDFORD
    -----------------------------
    Marianne Bedford, Chairman                   Date:  January 15, 1997



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



By: /s/ MARIANNE BEDFORD                         Date:  January 15, 1997
    -----------------------------
    Marianne Bedford
    Chairman of the Board




By: /s/ CELESTE SIM                              Date:  January 15, 1997
    -----------------------------
    Celeste Sim
    Corporate Secretary

                        COMPARATOR SYSTEMS CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                            JUNE 30, 1996 AND 1995
                       AND INDEPENDENT AUDITORS' REPORT

                         COMPARATOR SYSTEMS CORPORATION


                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                 1-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets,
  June 30, 1996 and 1995                                                     3-4

Consolidated Statements of Operations
  for the Years Ended June 30, 1996 and 1995                                  5

Consolidated Statements of Shareholders' Deficit
  for the Years Ended June 30, 1996 and 1995                                 6-7

Consolidated Statements of Cash Flows
  for the Years Ended June 30, 1996 and 1995                                  8

Notes to Financial Statements                                               9-12

________________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Comparator Systems Corporation:

We have audited the accompanying consolidated balance sheets of Comparator Systems Corporation (the "Company") as of June 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to obtain sufficient evidence supporting the financial position and results of operations of the Company's foreign subsidiary. The net assets and net loss at June 30, 1996 of the foreign subsidiary are approximately $6,300 and $8,900, respectively.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the records of the foreign subsidiary, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



October 31, 1996

COMPARATOR SYSTEMS CORPORATION


CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995
----------------------------------------------------------------------

                                                  1996         1995
                                               ---------    ----------
                                                            (RESTATED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                      $  42,980    $  34,871
Other receivables (net of allowance
 for doubtful accounts of $831,017
 and $781,479, respectively)                      30,675       22,744
Prepaid expenses and other current assets          9,355       15,693
                                               ---------    ---------
Total current assets                              83,010       73,308
                                               ---------    ---------

PROPERTY AND EQUIPMENT:
Machinery and equipment                          141,320      121,996
Furniture and fixtures                            77,904       42,476
Tooling and molds                                 74,998       74,998
                                               ---------    ---------
Total property and equipment                     294,222      239,470
Less accumulated depreciation                   (217,662)    (210,792)
                                               ---------    ---------
Property and equipment, net                       76,560       28,678
                                               ---------    ---------

DEPOSITS                                          29,305       38,314
                                               ---------    ---------

TOTAL ASSETS                                   $ 188,875    $ 140,300
                                               =========    =========

                                                            (Continued)

COMPARATOR SYSTEMS CORPORATION

JUNE 30, 1996 AND 1995
-------------------------------------------

                                                  1996            1995
                                              ------------    ------------
                                                               (RESTATED)
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Judgements and claims                         $    296,536    $    323,536
Notes payable                                      529,422         369,556
Accrued salaries and taxes                       1,035,782         726,752
Accrued expenses                                   471,590         428,459
Accrued interest                                   418,002         357,804
Notes payable to officers                          412,374         322,374
Accrued expenses due to officers                   113,580         147,293
Deferred income                                     23,715
                                              ------------    ------------
Total current liabilities                        3,301,001       2,675,774
                                              ------------    ------------

SHAREHOLDERS' DEFICIT:
Preferred stock - par value $5.00 per
 share, 50,000,000 shares authorized,
 no shares issued
Common stock - par value $.01 per share,
 750,000,000 shares authorized;
 610,334,838 shares and 564,344,703
 shares issued and outstanding at
 June 30, 1996 and 1995, respectively            6,103,350       5,643,448
Common stock subscribed                            136,578
Additional paid-in-capital                      18,582,759      17,653,578
Retained earnings (deficit)                    (27,934,813)    (25,832,500)
                                              ------------    ------------
Total shareholders' deficit                     (3,112,126)     (2,535,474)
                                              ------------    ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                        $    188,875    $    140,300
                                              ============    ============

See accompanying notes to financial statements.

________________________________________________________________________

COMPARATOR SYSTEMS CORPORATION


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1996 AND 1995
------------------------------------------------------------------------

                                                1996           1995
                                            ------------   ------------
                                                            (RESTATED)

REVENUES                                    $   357,939    $       -0-
                                            -----------    -----------

OPERATING EXPENSES:
General and administrative                    1,615,382      2,022,648
Marketing                                       355,405         81,855
Research and development                        128,336         36,357
Professional fees                               252,900
                                            -----------    -----------
Total operating expenses                      2,352,023      2,140,860
                                            -----------    -----------

LOSS FROM OPERATIONS                         (1,994,084)    (2,140,860)
                                            -----------    -----------

OTHER INCOME (EXPENSE):
Interest expense                               (115,421)      (109,030)
Other income, net                                 7,992         66,457
                                            -----------    -----------
Total other expense, net                       (107,429)       (42,573)
                                            -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES       (2,101,513)    (2,183,433)

PROVISION FOR INCOME TAXES                          800
                                            -----------    -----------

NET LOSS                                    $(2,102,313)   $(2,183,433)
                                            ===========    ===========

NET LOSS PER SHARE:
Net loss                                    $    (0.004)   $    (0.004)
                                            ===========    ===========
Weighted average shares outstanding         583,904,900    525,395,100
                                            ===========    ===========

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

COMPARATOR SYSTEMS CORPORATION


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

------------------------------------------------------------------------------------------------------------------------

                                 Common Stock                                                                 Total
                          ---------------------------        Common       Additional                      Shareholders'
                            Number of          $0.01          Stock         Paid-in                           Equity
                             Shares          Par Value      Subscribed      Capital         Deficit         (Deficit)
                             ------          ---------      ----------      -------         -------         ---------
BALANCE AT JUNE 30,
 1994, AS PREVIOUSLY
 REPORTED                 513,113,471      $ 5,131,136                   $16,743,908     $(17,789,036)    $ 4,086,008

PRIOR PERIOD
ADJUSTMENT                                                                                 (5,860,031)     (5,860,031)
                          -----------      -----------      ----------   -----------     ------------     -----------

BALANCE AT JUNE 30,
 1994, RESTATED           513,113,471        5,131,136                    16,743,908      (23,649,067)     (1,774,023)

ISSUANCE OF SHARES
 FOR:
Salaries                   24,596,273          245,963                       475,360                          721,323
Services                    5,595,749           55,957                        82,339                          138,296
Cash                       22,971,097          229,711                       369,772                          599,483
Debt                          797,097            7,971                         6,530                           14,501
Stock cancellation         (2,728,984)         (27,290)                      (24,331)                         (51,621)

NET LOSS                                                                                   (2,183,433)     (2,183,433)
                          -----------      -----------      ----------   -----------     ------------     -----------

BALANCE AT JUNE 30,
 1995                     564,344,703        5,643,448                    17,653,578      (25,832,500)     (2,535,474)

                                                                     (Continued)

COMPARATOR SYSTEMS CORPORATION

FOR THE YEARS ENDED JUNE 30, 1996 AND 1995
-------------------------------------------------------------------------------

                                 Common Stock                                                                 Total
                          ---------------------------        Common       Additional                      Shareholders'
                            Number of          $0.01          Stock         Paid-in                           Equity
                             Shares          Par Value      Subscribed      Capital         Deficit         (Deficit)
                             ------          ---------      ----------      -------         -------         ---------
BALANCE AT JUNE 30,
 1995                     564,344,703        5,643,448                    17,653,578     (25,832,500)      (2,535,474)

ISSUANCE OF
 SHARES FOR:
Services                   18,619,422          186,195                       366,781                          552,976
Cash                       27,370,713          273,707                       562,400                          836,107

COMMON STOCK
 SUBSCRIBED                                                 $  136,578                                        136,578

NET LOSS                                                                                  (2,102,313)      (2,102,313)
                          -----------      -----------      ----------   -----------    ------------      -----------

BALANCE AT JUNE 30,
 1996                     610,334,838     $  6,103,350      $  136,578   $18,582,759    $(27,934,813)     $(3,112,126)
                          ===========     ============      ==========   ===========    ============      ===========

See accompanying notes to financial statements.

________________________________________________________________________________

COMPARATOR SYSTEMS CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1996 AND 1995
--------------------------------------------------------------------------------

                                                   1996           1995
                                               ------------   ------------
                                                               (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $(2,102,313)   $(2,183,433)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                     26,290          8,424
  Provisions for doubtful accounts                  86,038         16,000
  Issuances of common stock for services
    and salaries                                   552,976        859,619
  Changes in operating assets and
    liabilities:
    Other receivables                              (93,969)         2,447
    Prepaid expenses and other assets               15,347          9,566
    Accrued expenses                               351,646        756,440
    Deferred income                                 23,715
                                               -----------    -----------
Net cash used by operating activities           (1,140,270)      (530,937)
                                               -----------    -----------

CASH FLOWS USED BY INVESTING ACTIVITIES -
  Capital expenditures                             (74,172)       (36,357)
                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             972,685        599,483
Increase in borrowings                             251,399
Repayment of borrowings                             (1,533)
                                               -----------    -----------
Net cash provided by financing activities        1,222,551        599,483
                                               -----------    -----------

NET INCREASE IN CASH                                 8,109         32,189

CASH, BEGINNING OF YEAR                             34,871          2,682
                                               -----------    -----------

CASH, END OF YEAR                              $    42,980    $    34,871
                                               ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid for interest                         $       -0-    $       -0-
Cash paid for taxes                            $       800    $       -0-

During 1996 and 1995, the Company issued 18,619,422 and 30,989,119 shares for salaries, services and debt valued at $552,976 and $874,120, respectively.


See accompanying notes to financial statements.

________________________________________________________________________

COMPARATOR SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS ACTIVITY - Comparator Systems Corporation ("Comparator" or the "Company") was organized to market and integrate, through licensing and manufacturing rights, technology for a fingerprint comparison/verification system solution. The Company's wholly-owned subsidiaries, International Financial Systems, Inc. ("IFSI") and Systems Financial International ("SFI") (Honduras) provide consulting services and installation of accounting software systems.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of Comparator and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, receivables, accounts payable and accrued expenses) also approximates fair value.

     OPERATING SEGMENT INFORMATION - The Company predominantly operates in two industry segments, fingerprint comparison/verification systems and software consulting. Substantially all of the Company's assets and employees are in one location in the Company's headquarters in Newport Beach, California.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided under the straight-line method over their respective useful lives, which range from 5 to 7 years.

     INCOME TAXES - Income taxes are provided based on earnings reported for financial statement purposes. In accordance with FASB Statement No. 109, the asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. Deferred tax assets represents the net operating loss carryforward of approximately $23,000,000 (expires at various dates through 2011) available to offset future taxable income. An allowance has been provided on the balance of deferred tax assets.

     GOING CONCERN - The Company has experienced significant operating losses and has a negative working capital amounting to approximately $2,400,000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

2.   RESTATEMENT OF PRIOR YEARS FINANCIAL STATEMENTS AND PRIOR PERIOD ADJUSTMENT

     Subsequent to the filing of its 1995 10-K, the Company and its prior auditor became aware of information which affected the valuation of a substantial portion of its assets at June 30, 1995. During August 1996, the Company filed a Form 8-K advising that (1) the prior auditor was withdrawing his opinion on the 1995 financial statements, (2) the prior auditor had resigned as the Company's independent auditor, (3) shareholders and readers of the 1995 financial statements were to place no further reliance on these statements, and (4) adjustments to correct the 1995 financial statements may be required and that those adjustments may be material.

     In connection with the audit of the 1996 financial statements, the following assets and liabilities were corrected as of June 30, 1995:

     Accounts Receivable - Accounts receivable
     represents primarily amounts due from prior
     employees and a company.  Although the Company
     has a court judgement for a substantial portion
     of the amounts due, based on information
     available, it was highly unlikely that such
     amounts were collectable.                                   $ (744,979)

     Inventories - Inventories represents parts and
     materials relative to designs of products that
     were no longer being produced or marketed.                     (79,054)

     Property and Equipment - Property and equipment
     includes certain research and development costs
     which should have been expensed as incurred.                  (324,830)

     Patents and Licenses - Patents include several
     patents on technology for which either the
     maintenance fees were not current or the term
     had expired in accordance with the original
     agreements.  Licenses includes agreements
     relative to prior product designs for which
     the minimum royalty payments were not current.              (2,665,280)

     Deposits and Prepaid Expenses - Deposits includes
     an investment in a software product for which the
     Company elected not to pursue in 1992.                        (108,331)

     Prepaid Fees - Prepaid fees represent a consulting
     agreement with a salesman and bonuses to key
     executives of the Company.  The consulting agreement,
     dated in 1991, has resulted in no sales since that
     period.  The bonuses should have been recorded as
     compensation in 1993.                                         (616,000)

     Investments - Investments represent equity
     investments in companies which have had little or
     no activity in recent years or which have been
     abandoned.                                                  (1,231,626)

     Notes Receivable and Accrued Interest - Notes
     receivable represents a note receivable from a
     former consultant which was due in 1993.                       (89,931)
                                                                -----------
     Total adjustment to net assets                             $(5,860,031)
                                                                ===========

3.   SIGNIFICANT SALES INFORMATION AND FOREIGN OPERATIONS (Unaudited)

     The Company currently operates in two industries, fingerprint identification and software consulting. No customer accounted for more than 10% of total revenues in 1996. All sales of SFI were outside the U.S.

     The consolidated financial statements include the following information for Comparator, IFSI and SFI (Honduras):

                                    1996
                    ------------------------------------
                                            Identifiable
                     Sales      Net Loss       Assets
-----------------   --------   -----------  ------------
COMPARATOR          $    -0-   $(1,957,895)   $ 260,319
IFSI                 316,741      (135,546)      80,683
SFI (Honduras)        41,198        (8,872)         -0-
ELIMINATIONS             -0-           -0-     (152,127)
                    --------   -----------    ---------
CONSOLIDATED        $357,939   $(2,102,313)   $ 188,875
                    ========   ===========    =========

4.   COMMITMENTS AND CONTINGENCIES

     The Company leases its facility under an operating lease agreement which expires in November 1998. The aggregate minimum future commitments under this lease is as follows for the years ending June 30:

     1997       $ 87,247
     1998         88,407
     1999         29,469
                --------
     TOTAL      $205,123
                ========

     Total rent expense for the years ended June 30, 1996 and 1995 was approximately $90,000 and $78,000, respectively.

     The Company has several judgements and claims that have been filed by vendors and borrowers. Management has accrued all judgements and claims and related interest which it believes are due as of June 30, 1996. The Company is aware of other claims against it. Based on advice of counsel, management believes that the ultimate outcome will not have a material impact on the financial statements of the Company. Accordingly, no amounts have been accrued relating to such claims.

5.   MANAGEMENT PLANS AND SUBSEQUENT EVENTS (UNAUDITED)

     The Company has minimal revenues and insufficient working capital to meet its current obligations which raises substantial doubt about the Company's ability to continue as a going concern. Management has developed alternative plans for funding operations which include, but are not limited to, short-term financing and additional loans or sale of equity. Through November 30, 1996, the Company's subsidiary, IFSI, has borrowed approximately $215,000 from related parties. The borrowings are generally evidenced by notes bearing interest at rates ranging from 5% to 8% and are due in November 1997.

--------------------------------------------------------------------------------