Form 10QSB
period 1996-09-30
COMPARATOR SYSTEMS CORP
filed 1997-01-24
CIK 277809

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT 1934

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                        COMMISSION FILE NUMBER: 0-8951

                        COMPARATOR SYSTEMS CORPORATION
                        ------------------------------
  (Exact name of small business issuer as specified in its business charter)

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

                                (714) 851-4300
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least
the past 90 days.  Yes       No  X
                       ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.  Yes       No
                                                                 ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 23, 1997
The number of shares of Registrant's common stock outstanding as of January 23, 1997 was 614,234,838.

                                   CONTENTS
                                   --------

                                                                             Page Number
                                                                             -----------
PART I

  Financial Information

  Item 1. Financial Statements:

          Consolidated Unaudited Balance Sheets as of September 30, 1996
            and Fiscal Year ended June 30, 1996                                    3

          Consolidated Unaudited Statement of Income for Three Months
            ending September 30, 1996 and 1995                                     4

          Consolidated Unaudited Statement of Cash Flows for the Three
            Months ending September 30, 1996 and 1995                              5

          Notes to Consolidated Unaudited Financial Statements                     6

  Item 2. Management's Discussion and Analysis or Plan of Operation                7

PART II   Other Information

  Item 1. Legal Proceedings
          Incorporated by reference to the Company's annual Report on Form 10-KSB for the year ended June 30, 1996

  Item 2. Changes in Securities
          Not applicable

  Item 3. Defaults upon Senior Securities
          Not applicable

  Item 4. Submission of Matters of a Vote of the Security Holders
          Not applicable

  Item 5. Other Information
          Not applicable

  Item 6. Exhibits and Reports on Form 8-K

          a. Exhibit 27
             Financial Data Schedule

          b. 1. The Company filed a Current Report on Form 8-K dated
                July 5, 1996 with respect to the appointment of Mr. Armond J Schroeder as President and CEO, the judgment against Ms. Churchill in the United States
                Bankruptcy Court in San Diego, California and the retirement of Mr. Robert Reed Rogers.
             2. The Company filed a Current Report on Form 8-K dated
                August 14, 1996 with respect to the resignation and withdrawal of opinion on the Financial Statements for the year ended June 30, 1995 of the auditor, Eli Buchalter Accountancy Corp.
             3. The Company filed a Current Report on Form 8-K  dated
                September 18, 1996 with respect to the settlement of Civil Action No. 96-3856(JGx)(LGB), with the
                Securities and Exchange Commission, the retirement of Mr. Robert Reed Rogers and resignation of Mr. Gregory
                Armijo and the appointment of Ms. Celeste Sim as Secretary and the appointment of Ms. Marianne
                Bedford and Mr. Donald Levering as directors.

SIGNATURES                                                                        10

                        COMPARATOR SYSTEMS CORPORATION
                         PART 1. FINANCIAL INFORMATION
                     CONSOLIDATED UNAUDITED BALANCE SHEETS

Item 1. Financial Statements


                                                                 Three Months            Fiscal Year
                                                                     ended                  ended
                                                               September 30, 1996       June 30, 1996
                                                               ------------------       -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                         $     35,731          $     42,980
Other receivables                                                       28,175                30,675
Prepaid expenses and other current assets                                7,066                 9,355
                                                                  ------------          ------------
TOTAL CURRENT ASSETS                                                    70,972                83,010
                                                                  ------------          ------------
PROPERTY AND EQUIPMENT:
Machinery and equipment                                                141,320               141,320
Furniture and fixtures                                                  77,904                77,904
Tooling and molds                                                       74,998                74,998
                                                                  ------------          ------------
Total property and equipment                                           294,222               294,222
Less accumulated depreciation                                         (224,235)             (217,662)
                                                                  ------------          ------------
Property and equipment, net                                             69,987                76,560
                                                                  ------------          ------------
DEPOSITS                                                                28,747                29,305
                                                                  ------------          ------------
TOTAL ASSETS                                                      $    169,706          $    188,875
                                                                  ============          ============


LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Judgments and claims                                              $    296,536          $    296,536
Notes payable                                                          659,858               529,422
Accrued salaries and taxes                                           1,132,542             1,035,782
Accrued expenses                                                       523,156               471,590
Accrued interest                                                       419,942               418,002
Notes payable to related party                                         412,374               412,374
Accrued expenses due to related party                                  130,847               113,580
Deferred income                                                              0                23,715
                                                                  ------------          ------------
Total current liabilities                                            3,575,255             3,301,001
                                                                  ------------          ------------

SHAREHOLDERS' DEFICIT:
Preferred Stock - par value $5.00 per share
 50,000,000 shares authorized, none issued
Common stock - par value $0.01 per share,
 750,000,000 shares authorized,
 614,234,838 shares and 610,334,838 shares
 issued and outstanding at September 30, 1996
 and June 30, 1996, respectively                                     6,142,350             6,103,350
Common stock subscribed                                                                      136,578
Additional Paid in Capital                                          18,680,337            18,582,759
Retained earnings (deficit)                                        (28,228,236)          (27,934,813)
                                                                  ------------          ------------
Total shareholders' deficit                                         (3,405,549)           (3,112,126)
                                                                  ------------          ------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                                            $    169,706          $    188,875
                                                                  ============          ============


See accompanying notes to consolidated financial statements

                        COMPARATOR SYSTEMS CORPORATION

                  CONSOLIDATED UNAUDITED STATEMENT OF INCOME



                                                     Three Months
                                                  ended September 30,
                                                 1996             1995
                                                 ----             ----
REVENUES                                    $     103,205    $           0
                                            -------------    -------------
OPERATING EXPENSES:
General and administrative                        242,528          511,403
Marketing                                          61,613           50,498
Research and development                            1,500           15,888
Professional fees                                  63,692            1,679
                                            -------------    -------------
Total operating expenses                          369,333          579,468
                                            -------------    -------------
LOSS FROM OPERATIONS                             (266,128)        (579,468)

OTHER INCOME (EXPENSE):
Interest expense                                  (27,295)         (25,500)
Other income, net                                       0           20,926
                                            -------------    -------------
Total other expense, net                          (27,295)          (4,574)
                                            -------------    -------------
LOSS BEFORE PROVISION FOR INCOME TAXES           (293,423)        (584,042)
PROVISION FOR INCOME TAXES                              0                0
                                            -------------    -------------
NET LOSS                                    $    (293,423)   $    (584,042)
                                            =============    =============
NET LOSS PER SHARE:
Net loss                                    $     (0.0005)   $     (0.0010)
Weighted average shares outstanding           611,609,965      576,014,046


See accompanying notes to consolidated financial statements

                        COMPARATOR SYSTEMS CORPORATION

                CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS




                                                          Three Months
                                                       ended September 30,
                                                     1996                1995
                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $ (293,423)         $ (584,042)
                                                 ----------          ----------
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Depreciation and amortization                        6,573              65,848
 Provision for doubtful accounts                          0                   0
 Issuance of common stock for services,
  salaries, debt, investment                              0             425,160
 Changes in operating assets and liabilities:
  Other receivables                                   2,500                (399)
  Prepaid expenses and other assets                   2,289                   0
  Accrued expenses                                  144,376             (17,254)
  Deferred income                                         0                   0
                                                 ----------          ----------
Net cash used by operating activities              (137,685)           (110,687)
                                                 ----------          ----------

CASH FLOWS USED BY INVESTING ACTIVITIES -
 Capital expenditures                                     0             (15,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                   96,000
Increase in borrowings                              130,436
                                                 ----------          ----------
Net cash provided by financing activities           130,436              96,000
                                                 ----------          ----------

NET INCREASE/(DECREASE) IN CASH                      (7,249)            (30,575)

CASH, BEGINNING OF YEAR                              42,980              34,871
                                                 ----------          ----------

CASH, END OF YEAR                                    35,731               4,296
                                                 ==========          ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid for interest                           $    1,394                   0
Cash paid for taxes                                       0                   0


See accompanying notes to consolidated financial statements

Notes to Consolidated Unaudited Financial Statements

1.  Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instrucitons to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 is not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.  Income Taxes

The Company has not provided for income taxes as, in the opinion of management, no taxes are due except for minimal amounts applicable to certain states.

3.  Net Loss per Share

Net loss per share is calculated using the weighted average number of shares issued and outstanding. Common share equivalents and contingent shares issuable are not considered as their effect is anti dilutive.

                         COMPARATOR SYSTEMS CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Comparator Systems Corporation (CSC) was founded in 1976, and is one of the pioneers in the field of Biometrics, employing fingerprint comparison technology to verify people's identities. CSC is a publicly-traded company with approximately 13,000 shareholders. Its common stock was traded on the National Association of Security Dealers Automated Quotation system (NASDAQ) under the symbol IDID from February 1990 to June 1996, and is presently informally traded in the Pink Sheets. CSC has two wholly-owned subsidiaries, International Financial Systems, Inc. (IFS) and Sistemas Financieros Intenacionales (SFI), which compete in the development, marketing, integration, installation and support of hardware and software operating and accounting systems for financial institutions such as credit unions.

CSC has since its inception been engaged mainly in biometrics research and development, with limited revenues produced from sales in the 1980's of its first-generation fingerprint comparison system, the Comparator Model ID-1. The Company was unable to produce sufficient revenues from sales of the Model ID-1 to cover its costs and it continues to operate at a loss today. As of September 30, 1996, CSC is still considered a research and development company since it has as yet generated no revenue from the sale of its current fingerprint comparison technology. At this time there can be no assurance that the Company will be able to achieve profitability, or be successful in bringing its current fingerprint identification products to market, or be able to establish market acceptance for these products if it is successful in bringing them to market.

The Company presently requires additional financial resources to support its operations. Included are completing payment of amounts owed for completion of development engineering on its new fingerprint identification products, reducing current debt, covering sales and marketing expenses in connection with proceeding with the introduction to the market of its latest generation of fingerprint comparison/verification products, paying salaries to its presently reduced staff of employees, and permitting re-expansion of staff and facilities needed to function effectively as a going concern.

On July 5, 1996, Mr. Armond Schroeder, president of CSC's subsidiary IFS, was appointed to serve as CEO and president of CSC. On September 19, 1996, the Securities and Exchange Commission (SEC) announced that CSC, Mr. Rogers, CSC's Chairman, and Mr. Armijo, CSC's Vice President and Corporate Secretary, had entered into agreements to settle a lawsuit filed against them by the SEC on May 31, 1996, which agreements provided that they would consent to a permanent injunction without admitting or denying the allegations in the SEC complaint. The final judgment of permanent injunction and other relief against CSC enjoined CSC from any acts alleged in the SEC complaint; enjoined CSC from future violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities of 1934 (the "'34 Act"), and Rule 10b-5 thereunder, Sections 13
(a) and 13(b) (2)(A) and (B) of the '34 Act and Rules 13 a-1, 13a-13, and 12b-20; prohibited CSC from transferring any corporate funds or assets to or for the benefit of Scott Hitt; required CSC to prohibit Mr. Rogers, Mr. Armijo and Mr. Hitt from acting as officers or directors of CSC; and permitted CSC to retain Mr. Rogers and Mr. Armijo as consultants to the Company with restrictions on the length of time and the gross compensation to be paid to them. Mr. Hitt, a former officer and director of CSC, having lived in Malaysia since 1992, was not represented in the matter and has reached no settlement agreement with the SEC. Mr. Rogers retired and Mr. Armijo resigned his position with the Company on September 19, 1996. Ms. Marianne Bedford and Mr. Donald Levering were appointed to CSC's board of directors to fill the vacancies created.

The Company's plan of operations for the next three months includes attempting to rebuild a foundation of financial stability for CSC and its subsidiaries. The Company's cash resources have been, and are deficient as of the date of filing of this report. The primary sources of cash during this reporting period resulted from sales of IFS and SFI application software, from hardware sales, from support services revenue in the U.S. and Latin America, and from loans to IFS.




RESULTS OF OPERATION
--------------------

The three month period ended September 30, 1996 compared to the three month
---------------------------------------------------------------------------
period ended September 30, 1995
-------------------------------

Revenues. During the three month period ended September 30, 1996, due to a lack of working capital, the Company was not active in marketing its new fingerprint identity verification system, the 5000 Series, which it had introduced to the market at the CardTech/SecurTech Exhibition in May 1996 in Atlanta, Georgia. CSC therefore generated no sales revenue from these products. During the same period in 1995, the Company was still engaged in completing development of the 5000 Series, and thus had not yet generated sales revenues from these products.

The Company's subsidiary IFS is a software developer and systems integrator. The company has a suite of proprietary software that supports the operation of credit unions. This software is installed in its present customer base of 18 credit unions in the U.S. and a Spanish version of the software has been installed in 30 financial institutions in Latin America by the Company's subsidiary SFI. In addition to the credit union software, IFS has a suite of general accounting software that supports the operation of small to medium sized businesses. This software is character-based and includes all of the accounting needed to support the operations of companies in the distribution industry. IFS has a Master Developer's License from State Of The Art, Inc. for a variety of accounting applications. This software is being used as the basis for development of new systems in English and Spanish. IFS hopes to increase the scope of its financial software to include all types of financial institutions and integrating its current products into the State Of The Art products. For the three month period ending September 30, 1996, quarterly revenues from subsidiary operations were $103,205

Expenses. During the three months ended September 30, 1996 the Company's total operating expense was $369,332, compared to $579,468 for the same quarter in 1995, a 36.3% decrease. General and administrative expense in the 1996 quarter decreased by 52.6%; marketing expense increased by 22.0%; research and development expense decreased by 90.6%; professional fees, primarily legal expense, increased by 3,693.4%; interest expense increased by 7.0%; and other income decreased to zero.

After expenses the Company experienced a loss of $51,799 on its subsidiaries' operations. During the same three month period in 1995, the Company had not yet initiated operations for either of the subsidiaries. CSC's overall loss before provision for income taxes for the quarter ended September 30, 1996 was $293,422 compared to $584,042 for the comparable quarter in 1995, a 49.8% decrease.

Liquidity and Capital Resources. The Company's primary sources of cash during the quarter ended September 30, 1996, were funds generated by the sales of its wholly-owned subsidiaries IFS and SFI, amounting to $103,205, and loans to IFS amounting to $130,436. The Company's cash requirements have been and will continue to be significant.

The future success of the Company, and its survival, hinges on its ability to raise additional funds. Financial difficulties have not been uncommon in the history of the Company and there can be no assurance that it will be able to raise the capital it now needs.

If the Company is successful in obtaining short-term funds, they will be disbursed to accomplish the following:

     * Make final payments to its engineers to assure CSC of clear title to the Company's new fingerprint comparison technology.

     *    Make payments to reduce short-term debt.

     * Fully cover the Company's normal ongoing operating expenses, and permit resumption of full-scale operations.

     * Fill the immediate clerical and support staffing requirements to facilitate the conduct of daily business operations.

     * Permit the Company to focus on creating a revised Business Plan to facilitate the Company's plans to raise longer-range financing, including the Company's strategy to bring its current products to market, and ongoing future research and development programs to continually ensure that CSC's technology remains leading-edge.

     * Permit implementation of a plan to reach profitability with the wholly-owned subsidiaries IFS and SFI.

Once short term capital to meet these requirements has been obtained, management of the Company will be able to next address an updated and revised business plan for the next twelve months of operations. It should be noted that, even with a revised business plan, there can be no assurance that the Company will be successful in bringing its products to market, or be successful in developing a market for its products, or be able to achieve profitability.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPARATOR SYSTEMS CORPORATION



Dated:  January 24, 1997                  By:   /s/ Celeste Sim
                                               -----------------------
                                               Celeste Sim
                                               Corporate Secretary



Dated:  January 24, 1997                  By:   /s/ Marianne Bedford
                                               -----------------------
                                               Marianne Bedford
                                               Chairman and
                                               Chief Executive Officer