Form 10KSB40/A
period 1996-06-30
COMPARATOR SYSTEMS CORP
filed 1997-01-31
CIK 277809

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

CSC has specialized since its founding in the development of identity verification systems. These are access control/transaction control systems used too verify whether a new entry matches an existing record. A finger is scanned and the collected data is compared with data stored in system memory or on a card. No search is normally performed, since the task of these systems is to perform only one-to-one comparison, allowing an individual access to an area or an electronic system if a scanned finger matches the individual's stored finger data. The model ID1 which was previously marketed by the Company in the 1980s is no longer marketed and the Comparator 5000 series is the Company's only existing product and is still in development stage.

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


Research and Development
------------------------

Since the inception of research and development on the first generation of product that has evolved directly into the Comparator 5000 series, CSC has spent $750,194 in research and development related expenses to achieve the present technology generation. Of this amount, during the fiscal year ending June 30, 1995, $36,357 was expended and during the fiscal year ending June 30, 1996, $128,336 was expended. These expenditures did not include bench mark testing, which has not yet been accomplished, and the Company is not certain to continue with additional research and development funds.


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

Recent Sales of Unregistered Securities

The common stock of the Company sold within the past three years without registering the securities under the Securities Act:

                                                        Number of
                                                         shares        Amount
                                                      -----------    ----------
Fiscal Year June 30, 1994 Issuance of shares for:
Salaries                                               37,002,828    $  615,570
Services                                               12,779,683       582,437
Cash                                                   23,422,368     1,953,092
Debt                                                   19,393,157       317,886
Investment                                              5,000,000       500,000
Improper Issue                                          6,301,983        87,059
                                                      -----------    ----------
                                                      103,900,019    $4,056,044
                                                      -----------    ----------
Fiscal Year June 30, 1995 Issuance of shares for:
Salaries                                               24,596,273    $  721,323
Services                                                5,595,749       138,296
Cash                                                   22,971,097       599,483
Debt                                                      797,097        14,501
Stock Cancellation                                     (2,728,984)      (51,621)
                                                      -----------    ----------
                                                       51,231,232    $1,421,982
                                                      -----------    ----------
Fiscal Year June 30, 1996 Issuance of shares for:
Services                                               18,619,422    $  552,976
Cash                                                   27,370,713       836,107
Common Stock subscribed for but not issued                              136,578
                                                      -----------    ----------
                                                       45,990,135    $1,525,661
                                                      -----------    ----------

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

RESULTS OF OPERATIONS
---------------------

Loss from operations for the fiscal year ended June 30, 1996 were $1,994,084 and represented a decrease of $146,776 or 7% over the restated fiscal year 1995 loss of operations of $2,140,860. This rate decrease in fiscal 1996 over 1995 were attributable to the acquisition of IFS and SFI described in the Item 1:
"History" and "General Business" sections.

The net loss for the fiscal year ended June 30, 1996 decreased slightly 4% to $2,102,313 as compared to $2,183,433 in the restated fiscal year 1995.

General and administrative expenses in fiscal 1996 decreased 20% to $1,615,382 as compared to $2,022,648 in restated fiscal 1995. Expenditures in this category continued to focus on salaries and general business operations.

Interest rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's debt approximates the carrying value. Furthermore, subject to valuation risk principally consisting of cash, receivables, accounts payable and accrued expenses) also approximates fair market value.

The Company has experienced significant operating losses and has a negative working capital amounting to approximately $3,200,000. At this time, there is significant uncertainty regarding whether the company will survive as a going concern. The financial statements have been prepared assuming the Company will continue to operate which contemplates the realization of assets and the settlements of liabilities in the normal course of business. At the date of this filing, no adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities.

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

Investments. The investments of $1,231,626 represents equity investments in companies which have had little or no activity in recent years due to the inability to raise the appropriate capital needed to pursue their products and technology.

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

Notes receivable. Notes receivable in the amount of $89,931 was removed from the Company's books due to the financial constraints placed on the Company at the time of filing relative to pursuing collection of the debt.

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The following financial information for the Registrant for the fiscal years ended June 30, 1996 and 1995 is filed as part of this report.

Index to Audited Financial Statements:
-------------------------------------

Independent Auditors' Report                                 F-1

Consolidated Financial Statements:

Consolidated Balance Sheets at June 30, 1996 and 1995        F-2

For the years ended June 30, 1996 and 1995

          Consolidated Statement of Operations               F-4

          Consolidated Statement of Shareholders' Deficit    F-5

          Consolidated Statement of Cash Flows               F-7

          Notes to Financial Statements                      F-8

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

COMPARATOR SYSTEMS CORPORATION


By: /s/ MARIANNE BEDFORD
    -----------------------------
    Marianne Bedford, Chairman                   Date:  January 31, 1997



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



By: /s/ MARIANNE BEDFORD                         Date:  January 31, 1997
    -----------------------------
    Marianne Bedford
    Chairman of the Board




By: /s/ CELESTE SIM                              Date:  January 31, 1997
    -----------------------------
    Celeste Sim
    Corporate Secretary

                        COMPARATOR SYSTEMS CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                            JUNE 30, 1996 AND 1995
                       AND INDEPENDENT AUDITORS' REPORT

                         COMPARATOR SYSTEMS CORPORATION


                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                 1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets,
  June 30, 1996 and 1995                                                    2-3

Consolidated Statements of Operations
  for the Years Ended June 30, 1996 and 1995                                 4

Consolidated Statements of Shareholders' Deficit
  for the Years Ended June 30, 1996 and 1995                                5-6

Consolidated Statements of Cash Flows
  for the Years Ended June 30, 1996 and 1995                                 7

Notes to Financial Statements                                               8-12

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

We were unable to obtain sufficient evidence supporting the financial position and results of operations of the Company's foreign subsidiary. The net assets and net loss at June 30, 1996 of the foreign subsidiary are approximately $6,300 and $8,900, respectively. In addition, as discussed in Note 4 to the financial statements, the Company is a defendant in several lawsuits. Several of these lawsuits are in the early stages of discovery or are being negotiated for settlement. The ultimate outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any liabilities that may result upon adjudication has been made in the accompanying financial statements.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the records of the foreign subsidiary and determine the ultimate outcome of the lawsuits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ FARBER & HASS
-----------------
Farber & Hass


Oxnard, California
October 31, 1996

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

     GOING CONCERN - The Company has experienced significant operating losses and has a negative working capital amounting to approximately $3,200,000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

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

     The Company has several lawsuits that are currently outstanding. Some lawsuits are in the early stages of discovery, and management intends to defend the Company's position should the lawsuits go to trial. Other lawsuits are currently in negotiation for settlement. Although the ultimate outcome of these suits cannot be ascertained at this time and liabilities of indeterminate amounts may be imposed upon the Company, it is the opinion of management, based on information currently available, that many of the allegations are without merit and that the resolution of these suits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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