Form 10QSB
period 1996-12-31
COMPARATOR SYSTEMS CORP
filed 1997-02-14
CIK 277809

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB

             {x}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT 1934

             { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT 1934

                    For the Quarter ended December 31, 1996
                        Commission file number: 0-8951

                        COMPARATOR SYSTEMS CORPORATION
                        ------------------------------
  (Exact name of small business issuer as specified in its business charter)


         Colorado                                               95-3151060
(State or other jurisdiction of                              I.R.S. Employer
Incorporation or organization                                Identification No.


              4350 Von Karman, Suite 180, Newport Beach, CA   92660
             (Address of principal executive offices)       (Zip Code)

                                (714) 851-4300
             (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 13, 1997

The number of shares of Registrant's common stock outstanding as of February 13, 1997 was 614,234,838.

                                   CONTENTS
                                   --------


PART I                                                                                        Page Number
                                                                                              -----------
   Financial Information
   Item 1.         Financial Statements:
                   Consolidated Unaudited Balance Sheets as of December 31, 1996
                      and Fiscal Year ended June 30, 1996                                          3
                   Consolidated Unaudited Statement of Income for Three Months and Six Months
                      ending December 31, 1996 and 1995                                            4
                   Consolidated Unaudited Statement of Cash Flows for the Six
                      Months ending December 31, 1996 and 1995                                     5
                   Notes to Consolidated Unaudited Financial Statements                            6

   Item 2.         Management's Discussion and Analysis or Plan of Operation                       7

PART II     Other Information

   Item 1.         Legal Proceedings
                   Incorporated by reference to the Company's annual Report on Form 10-KSB/A for the year ended June 30, 1996

   Item 2.         Changes in Securities
                   Not applicable

   Item 3.         Defaults upon Senior Securities
                   Not applicable

   Item 4.         Submission of Matters of a Vote of the Security Holders
                   Not applicable

   Item 5.         Other Information
                   Not applicable

   Item 6.         Exhibits and Reports on Form 8-K
          a.       Exhibit 27
                   Financial Data Schedule

          b.   1.  The Company filed a Current Report on Form 8-K dated December 16, 1996 with respect to the resignation of Armond J. Schroeder as President and Director and appointment of Ms Marianne Bedford as Chairperson to the Board.

SIGNATURES                                                                                        10


                        COMPARATOR SYSTEMS CORPORATION
                         PART 1. FINANCIAL INFORMATION
                     CONSOLIDATED UNAUDITED BALANCE SHEETS

Item 1.  Financial Statements


                                                         Six Months             Fiscal Year
                                                           ended                   ended
                                                      December 31, 1996       June 30, 1996
                                                      -----------------       -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $     5,573             $    42,980
Other receivables                                          25,511                  30,675
Prepaid expenses and other current assets                   7,066                   9,355
                                                      -----------             -----------
TOTAL CURRENT ASSETS                                       38,150                  83,010
                                                      -----------             -----------

PROPERTY AND EQUIPMENT:
Machinery and equipment                                   141,320                 141,320
Furniture and fixtures                                     77,904                  77,904
Tooling and molds                                          74,998                  74,998
                                                      -----------             -----------
Total property and equipment                              294,222                 294,222
Less accumulated depreciation                            (230,807)               (217,662)
                                                      -----------             -----------
Property and equipment, net                                63,415                  76,560
                                                      -----------             -----------
DEPOSITS                                                   28,747                  29,305
                                                      -----------
TOTAL ASSETS                                          $   130,312             $   188,875
                                                      ===========             ===========

LIABILITIES & SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Judgments and claims                                  $   295,036             $   296,536
Notes payable                                             687,858                 529,422
Accrued salaries and taxes                              1,234,006               1,035,782
Accrued expenses                                          603,861                 471,590
Accrued interest                                          439,198                 418,002
Notes payable to related party                            412,374                 412,374
Accrued expenses due to related party                     138,907                 113,580
Deferred income                                              0                     23,715
                                                      -----------             -----------
Total current liabilities                               3,811,240               3,301,001
                                                      -----------             -----------

SHAREHOLDERS' DEFICIT:
Preferred Stock - par value $5.00 per share
  50,000,000 shares authorized, none issued
Common stock - par value $0.01 per share,
  750,000,000 shares authorized,
  614,234,838 shares and 610,334,838 shares
  issued and outstanding at December 31, 1996
  and June 30, 1996, respectively                       6,142,350               6,103,350
Common stock subscribed                                    65,000                 136,578
Additional Paid In Capital                             18,680,337              18,582,759
Retained earnings (deficit)                           (28,568,615)            (27,934,813)
                                                      -----------             -----------
Total shareholders' deficit                            (3,680,928)             (3,112,126)
                                                      -----------             -----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' DEFICIT                               $   130,312             $   188,875
                                                      ===========             ===========

             See accompanying notes to consolidated financial statements

                        COMPARATOR SYSTEMS CORPORATION

                  CONSOLIDATED UNAUDITED STATEMENT OF INCOME

                                                          Three Months                                Six Months
                                                         ended December 31,                         ended December 31,
                                                  1996                     1995              1996                     1995
                                                  ----                     ----              ----                     ----
REVENUES                                     $    147,874            $    235,450      $     251,079           $     235,450
                                             ------------            ------------      -------------           -------------
OPERATING EXPENSES:
General and administrative                        203,039                 247,211            445,567                 758,614
Marketing                                         127,090                 306,254            188,703                 356,752
Research and development                              -                    39,906              1,500                  55,794
Professional fees                                 129,460                  87,046            193,152                  88,725
                                             ------------            ------------      -------------           -------------
Total operating expenses                          459,589                 680,417            828,922               1,259,885
                                             ------------            ------------      -------------           -------------
LOSS FROM OPERATIONS                             (311,715)               (444,967)          (577,843)             (1,024,435)

OTHER INCOME (EXPENSE):
Interest expense                                  (28,664)                (25,500)          (55,959)                 (51,000)
Other income, net                                       0                     -                   0                   20,926
                                             ------------            ------------      -------------           -------------
Total other expense, net                          (28,664)                (25,500)          (55,959)                 (30,074)
                                             ------------            ------------      -------------           -------------
LOSS BEFORE PROVISION FOR INCOME TAXES           (340,379)               (470,467)         (633,802)              (1,054,509)
PROVISION FOR INCOME TAXES                              0                       0                 0                        0
                                             ------------            ------------      -------------           -------------
NET LOSS                                     $   (340,379)           $   (470,467)     $   (633,802)           $  (1,054,509)
                                             ============            ============      =============           =============
NET LOSS PER SHARE:
Net loss                                     $    (0.0006)           $    (0.0008)     $    (0.0010)           $     (0.0018)
Weighted average shares outstanding           611,609,965             585,175,064       611,609,965              579,794,555


See accompanying notes to consolidated financial statements

                        COMPARATOR SYSTEMS CORPORATION

                       CONSOLIDATED UNAUDITED STATEMENTS
                                 OF CASH FLOWS

                                                            Six Months
                                                          ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                  1996                 1995
                                                      ----                 ----
Net loss                                           $ (633,802)         $ (1,054,510)
                                                   ----------          ------------
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                        13,145               132,218
  Provision for doubtful accounts                           0                     0
  Issuance of common stock for services, salaries,
    debt, investment                                        0               503,823
  Changes in operating assets and liabilities:
    Other receivables                                   5,164               (89,884)
    Prepaid expenses and other assets                   2,289                     0
    Accrued expenses                                  352,361               266,815
    Deferred income                                         0                     0
                                                   ----------          ------------
Net cash used by operating activities                (260,843)             (241,538)
                                                   ----------          ------------
CASH FLOWS USED BY INVESTING ACTIVITIES -
  Capital expenditures                                      0               (58,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription/issuance of common stock    65,000               317,000
Increase in borrowings                                158,436               (44,817)
                                                   ----------          ------------
Net cash provided by financing activities             223,436               272,183
                                                   ----------          ------------
NET INCREASE/(DECREASE) IN CASH                       (37,407)              (27,854)
CASH, BEGINNING OF YEAR                                42,980                34,871
                                                   ----------          ------------
CASH, END OF YEAR                                       5,573                 7,017
                                                   ==========          ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid for interest                                  1,350                     0
Cash paid for taxes                                         0                     0


See accompanying notes to consolidated financial statements

Notes to Consolidated Unaudited Financial Statements

1.  Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-
B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 is not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended June 30, 1996.

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

                         COMPARATOR SYSTEMS CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Comparator Systems Corporation (CSC) was founded in 1976, and is one of the pioneers in the field of Biometrics. The Company's primary business is fingerprint comparison technology to verify people's identities. CSC is a publicly-traded company with approximately 13,000 shareholders. Its common stock was traded on the National Association of Security Dealers Automated Quotation system (NASDAQ) under the symbol IDID from February 1990 to June 1996, and is presently informally traded in the Pink Sheets. CSC has two wholly-owned subsidiaries, International Financial Systems, Inc. (IFS) and Sistemas Financieros Internacionales (SFI), which compete in the development, marketing, integration, installation and support of hardware and software operating and accounting systems for financial institutions such as credit unions.

CSC has since its inception been engaged mainly in biometrics research and development, with limited revenues produced from sales in the 1980's of its first-generation fingerprint comparison system, the Comparator Model ID-1. The Company was unable to produce sufficient revenues from sales of the Model ID-1 to cover its costs and it continues to operate at a loss today. As of December 31, 1996, CSC is still considered a research and development company since it has as yet generated no revenue from the sale of its current fingerprint comparison technology. At this time there can be no assurance that the Company will be able to achieve profitability, or be successful in bringing its current fingerprint identification products to market, or be able to establish market acceptance for these products if it is successful in bringing them to market.

The Company presently requires additional financial resources to support its operations. During the month of October, the Company tried to successfully implement a payment strategy to secure all its ownership to the present fingerprint technology. However, under unforeseen circumstances, the promised funds were not forth coming and therefore final negotiations were never consummated. The Company still requires funding to proceed with everyday business operations. The Company has taken several small loans from various investors bearing interest rates of 5% and future expiration dates. With the current economic conditions that continually hover over the Company, there can be no guarantees that the capital required will be achievable.

As of this filing, several employees no longer work for the Company or its subsidiary. As of December 4, 1996 Armond J. Schroeder resigned his position of CEO and President of Comparator Systems Corporation, but remained as an officer and President of IFS. Marianne Bedford assumed the title of Chairwoman to assume the everyday operations of the parent Company.

On December 6, 1996 Greg Armijo no longer continued as a consultant to the Company under the SEC settlement agreement. Mr. Robert Reed Rogers as of this filing remains as a consultant to the Company until his six month term expires March 18, 1997. His main duties consist of transferring valuable company information to the newly appointed Chairwoman Marianne Bedford.

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

RESULTS OF OPERATION
--------------------

The three month period ended December 31, 1996 compared to the three month
--------------------------------------------------------------------------
period ended December 31, 1995
------------------------------

Revenues. During the three month period ended December 31, 1996, due to a lack of working capital, the Company was not active in marketing its new fingerprint identity verification system, the 5000 Series, which it had introduced to the market at the CardTech/SecurTech Exhibition in May 1996 in Atlanta, Georgia. CSC therefore generated no sales revenue from these products. During the same period in 1995, the Company was still engaged in completing development of the 5000 Series, and thus had not yet generated sales revenues from these products.

The Company's subsidiary IFS is a software developer and systems integrator. The company has a suite of proprietary software that supports the operation of credit unions. This software is installed in its present customer base of 18 credit unions in the U.S. and a Spanish version of the software has been installed in over 30 financial institutions in Latin America by the Company's subsidiary SFI. In addition to the credit union software, IFS has a suite of general accounting software that supports the operation of small to medium sized businesses. This software is character-based and includes all of the accounting needed to support the operations of companies in the distribution industry. IFS has a Master Developer's License from State Of The Art, Inc. for a variety of accounting applications. This software is being used as the basis for development of new systems in English and Spanish. IFS hopes to increase the scope of its financial software to include all types of financial institutions and integrating its current products into the State Of The Art products. For the three month period ending December 31, 1996, quarterly revenues from subsidiary operations were $147,874.

Expenses. During the three months ended December 31, 1996 the Company's total operating expense was $459,589, compared to $680,417 for the same quarter in 1995, a 32.5% decrease. General and administrative expense in the 1996 quarter decreased by 17.9%; marketing expense decreased by 58.5%; research and development expense decreased by 100%; professional fees, primarily legal expense, increased by 48.7%; interest expense increased by 12.4%; and other income decreased to zero.

After expenses the Company experienced a loss of $311,715 on its subsidiaries' operations. During the same three month period in 1995, the Company experienced a similar loss of operations of $444,967. CSC's overall loss before provision for income taxes for the quarter ended December 31, 1996 was $340,379 compared to $470,467 for the comparable quarter in 1995, a 27.7% decrease.

Liquidity and Capital Resources. The Company's primary sources of cash during the quarter ended December 31, 1996, were funds generated by the sales of its wholly-owned subsidiaries IFS and SFI, amounting to $147,874 and loans to IFS and CSC amounting to $28,000 and common stock subscribed but not issued in the amount of $65,000. The Company's cash requirements have been and will continue to be significant.

The future success of the Company, and its survival, hinges on its ability to raise additional funds. Financial difficulties have not been uncommon in the history of the Company and there can be no assurance that it will be able to raise the capital it now needs.

If the Company is successful in obtaining short-term funds, they will be disbursed to accomplish the following:

     . Make final payments to its engineers to assure CSC of clear title to the Company's new fingerprint comparison technology.

     . Make payments to reduce short-term debt.

     . Fully cover the Company's normal ongoing operating expenses, and permit resumption of full-scale operations.

     . Fill the immediate clerical and support staffing requirements to facilitate the conduct of daily business operations.

     . Permit the Company to focus on creating a revised Business Plan to facilitate the Company's plans to raise longer- range financing, including the Company's strategy to bring its current products to market, and ongoing future research and development programs to continually ensure that CSC's technology remains leading-edge.

     . Permit implementation of a plan to reach profitability with the wholly-owned subsidiaries IFS and SFI.

Once short term capital is acquired to stabilize business operation requirements, management of the Company will then be able to next address an updated and revised business plan for the next twelve months of operations. It should be noted that, even with a revised business plan, there can be no assurance that the Company will be successful in bringing its products to market, or be successful in developing a market for its products, or be able to achieve profitability.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     COMPARATOR SYSTEMS CORPORATION



  Date:  February 14, 1997                 By:   /s/  Celeste Sim
                                                 ------------------------
                                                 Celeste Sim
                                                 Corporate Secretary



  Date:  February 14, 1997                 By:    /s/  Marianne Bedford
                                                  ------------------------
                                                  Marianne Bedford
                                                  Chairman and
                                                  Chief Executive Officer