Form 10KSB/A
period 1996-06-30
COMPARATOR SYSTEMS CORP
filed 1997-06-23
CIK 277809

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                FORM 10-KSB/A/A

[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -
    ACT OF 1934

   For the fiscal year ended:                      Commission file number
   June 30, 1996                                          0-8951

                         COMPARATOR SYSTEMS CORPORATION
                         ------------------------------
     (Name of small business issuer in its charter)

              Colorado                                          95-3151060
      -----------------------------                      ----------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                               Identification
                                                                 Number)


4667 Mac Arthur Blvd. Suite 400
Newport Beach, California
-----------------------------                                  92660
(Address of principal  executive offices)                      -----
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

               Yes_______            No ___X____

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

The number of shares of Registrant's common stock outstanding as of June 20, 1997 was 614,234,838. The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on informal trading average $.0085 of the high and low prices as of June 20, 1997 was $5,220,996.14.

                               Table of Contents
                               -----------------

Part I.                                                                 Page
-------                                                                 ----
Item 1: Business....................................................... 3

Item 2: Property....................................................... 13

Item 3: Legal Proceedings.............................................. 13

Item 4: Submission of Matters to a Vote of Security Holders............ 14

Part II
-------

Item 5: Market for the Company's Common Stock and Related
Stockholder Matters.................................................... 15

Item 6: Management's Discussion and Analysis of Financial
Condition and Results of Operation..................................... 16

Item 7: Financial Statements........................................... 20

Item 8: Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.................................... 20

Part III
---------

Item 9: Directors and Executive Officers of the Company................ 21

Item 10: Executive Compensation........................................ 22

Item 11: Security Ownership of Certain Beneficial Owners
and Management and Potential Change in Control......................... 22

Item 12: Certain Relationships and Related Transactions................ 23

Part IV

Item 13: Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.................................................... 23

Signatures............................................................. 25

                                     PART I
                                     ------


ITEM 1:  BUSINESS
-----------------


Current Material Developments
-----------------------------

In May, 1996, the Securities and Exchange Commission ("SEC") filed a civil action in the United States District Court, Central District of California (the "Complaint") against Comparator Systems Corporation ("CSC" or the "Company") and three of its officers, Robert Reed Rogers ("Rogers"), Scott Hitt ("Hitt") and Gregory Armijo ("Armijo") alleging that Rogers, Hitt and Armijo had caused CSC to issue materially false and misleading financial statements for the fiscal years ending June 30, 1994 and June 30, 1995 and the first three quarters of fiscal year 1996 by grossly inflating the Company's assets and that the Company's recognition of assets did not conform to Generally Accepted Accounting Principles ("GAAP") rendering CSC's financial statements as set forth in its Annual Reports on Form 10-K for fiscal years 1994 and 1995, its Quarterly Reports on Form 10-Q from the first fiscal quarter of 1996 through the third fiscal quarter of 1996, and as incorporated in a private placement memorandum used in connection with the offer and sale of CSC common stock from at least July 1, 1994 to January 1, 1996, materially false and misleading. The Complaint further alleged that Rogers, Hitt and Armijo made materially false and misleading statements to investors and prospective investors concerning CSC's technology, including claims that CSC owned certain patents and licenses that in fact it did not own; that from at least January 1, 1992, in public filings, in private placement memoranda, and in letters, demonstrations and other communications to investors and potential investors, Rogers, Hitt and Armijo falsely represented that CSC was actively engaged in research and development toward producing commercially competitive fingerprint identification technology when in fact CSC was engaged in no substantial business activities other than the sale of stock to investors; that, among their misrepresentations, Rogers, Hitt & Armijo represented that CSC had developed a new generation of its fingerprint identification technology with substantial market potential when, in fact, Rogers and Hitt had merely stolen a prototype of a fingerprint identification device developed by individuals not associated with CSC, and presented it as CSC's technology, protected by CSC's patents; that on the basis of the above misrepresentations and additional misrepresentations and material omissions, subsequent to July 1, 1993 Rogers, Hitt and Armijo fraudulently obtained for CSC at least 2.9 million dollars in proceeds from the sale of CSC common stock to individual investors; and, in addition, during the period when CSC's public filings and its statements to investors concerning its financial operations and its purported technology and business relationships were materially false and misleading, Rogers, Hitt and Armijo caused at least ten million shares of CSC's common stock to be issued to each of them, and at least Hitt and Armijo sold substantial amounts of that stock to the public.

Depositions of the Company's officers and employees relating to the SEC Complaint were initiated on June 18, 1996. On June 28, 1996, Mr. Floegel resigned as President and a Director of CSC. On July 5, 1996, Mr. Armond Schroeder, President of CSC's subsidiary, International Financial Systems, Inc. ("IFS"), was appointed to serve as President of CSC. On August 9, 1996, Mr. Eli Buchalter, CSC's auditor since 1989, notified the Company that certain information had come to his attention subsequent to his September 20, 1995 report that he believed might materially affect the financial amounts and disclosures set forth in his report, and that accordingly, he was withdrawing his opinion on CSC's financial statements for June 30, 1995. He requested that all persons known by the Company to be holders of the June 30, 1995 financial statements be notified to return them to the Company and to not place any further reliance on the statements. On August 14, 1996, the Buchalter Accountancy Corp. resigned as the Company's auditor. On September 24, 1996, the Company retained the firm of Farber & Hass as its new auditor. For further detail concerning the resignation of the Buchalter Accountancy Corp. refer to "ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE."

On September 19 1996, the SEC announced that CSC, Rogers and Armijo had consented to a permanent injunction and other relief, without admitting or denying the allegations in the SEC Complaint, enjoining CSC, Rogers and Armijo from future violations of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), and Rule 10b-5 thereunder, Sections 13(a) and 13(b)(2)(A) and (B) of the 1934 Act and Rules 13a-1, 13a-13, and 12b-20; prohibiting CSC from transferring any corporate funds or assets to or for the benefit of Hitt; requiring CSC to prohibit Rogers, Armijo and Hitt from acting as officers or directors of CSC; and permitting CSC to retain Rogers and Armijo as consultants to the Company with restrictions on the length of time and gross compensation to be paid to them. Hitt, having lived in Malaysia since 1992, was not represented in the matter and has reached no settlement agreement with the SEC. As a result of the entry of the permanent injunction, Rogers retired and Armijo resigned his position with the Company on September 19, 1996.

Concurrent with the entry of the permanent injunction, Mr. Schroeder became Chairman of the Board and Ms. Marianne Bedford ("Bedford") and Mr. Donald Levering ("Levering") were appointed to CSC's Board of Directors to fill the remaining vacancies created by the entry of the permanent injunction. On December 4, 1996, Mr. Schroeder resigned as Chairman of the Board, President and Chief Executive Officer of CSC, citing the Company's continued inability to pay him, and Bedford was appointed Chairman of the Board and Chief Executive Officer of the Company. On March 21, 1997, Bedford resigned her positions with CSC citing among other matters, her opinion as to the inability of the Company to implement changes needed for its survival and viability. On June 2, 1997, Mr. Levering, the sole remaining Director of the Company, appointed Thomas C. Hanscome ("Hanscome") and John D. Hinterleitner ("Hinterleitner") to the Board of Directors. The Board of Directors then appointed Hanscome to the positions of Chairman of the Board, Chief Executive Officer and President of the Company and Hinterleitner as the Company's Executive Vice President. Hinterleitner was also appointed the Company's Secretary and Treasurer, replacing Celeste Sim who resigned as Secretary of the Company on June 2, 1997.

Subsequent to the SEC's filing of its Complaint, the Company has experienced an increasingly-critical shortage of working capital, with priority for the usage of its very limited funds being given to legal fees and essential Company survival expenses other than salaries. Indeed, it does not presently have sufficient cash assets, without the borrowing of funds from third parties, to pay the costs of legal counsel retained for the continued representation of the Company in the above-described SEC litigation and for needed advice and assistance in compliance with the disclosure and reporting requirements of the 1934 Act. As a result, the Company's business operations, at present, are essentially dormant with approximately $4,500 in funds available for operations as of June 20, 1997. In addition, the Company has vacated its previous business offices and is now utilizing, on a month-to-month basis, a 180 square foot executive suite, at 4667 Mac

Arthur Boulevard, Suite 400, Newport Beach, California 92660, at a monthly rental of $576. Apart from the officers referred to above, the Company has no paid employees. The Company is not presently selling any products nor does it have the components to manufacture or produce products.

Despite these extremely adverse operational and financial conditions, the current Board of Directors believes the Company could continue in business if it were able to raise additional capital of at least $125,000, which would be utilized primarily to enable the Company to confirm its legal rights to the Comparator 5000 fingerprint comparison device referred to under "ITEM 1:
BUSINESS - HISTORY" below. THE MANAGEMENT OF THE COMPANY IS AWARE, HOWEVER, AND ACKNOWLEDGES HEREIN, THAT THERE ARE PRESENTLY SIGNIFICANT LEGAL ISSUES AS TO THE OWNERSHIP RIGHTS, THAT THE COMPANY MAY HAVE TO THE TECHNOLOGY IN THE COMPARATOR 5000 DEVICE. WHILE THE COMPANY BELIEVES THAT THE FACTS RELATING TO THE DEVELOPMENT OF THE COMPARATOR 5000 TECHNOLOGY WILL ULTIMATELY SUPPORT COMPANY CLAIMS TO ITS RIGHTS TO THIS FINGERPRINT COMPARISON DEVICE, CERTAIN FORMER CONSULTANTS AND EMPLOYEES OF THE COMPANY DISPUTE THIS CLAIM AND CONTINUE THEIR CLAIM TO THE OWNERSHIP OF THIS DEVICE AND THE RELATED TECHNOLOGY. IN ADDITION, THE STAFF OF THE SEC IN THE CURRENT LEGAL PROCEEDINGS HAS EXPRESSED CONCERNS WITH THE COMPANY'S CLAIMS TO OWNERSHIP RIGHTS IN THE COMPARATOR 5000 TECHNOLOGY. ACCORDINGLY, INVESTORS ARE CAUTIONED THAT EVEN IF THE COMPANY WERE SUCCESSFUL IN RAISING ADDITIONAL CAPITAL, OF WHICH THERE CAN BE NO ASSURANCE, THERE ARE SIGNIFICANT LEGAL ISSUES RELATING TO OWNERSHIP RIGHTS IN THE COMPARATOR 5000 TECHNOLOGY THAT WILL ULTIMATELY HAVE TO BE RESOLVED FAVORABLY TO THE COMPANY, IN ORDER FOR THE COMPANY TO RECOMMENCE BUSINESS OPERATIONS AND TO HAVE ANY OPPORTUNITY TO BECOME FINANCIALLY VIABLE.

History
-------

The Company was founded to develop and market fingerprint comparison systems designed to verify people's identities. The Company was incorporated in California on July 12, 1976. On October 12, 1978 a Colorado corporation of the same name was incorporated, and on January 12, 1979 the California corporation was merged into the Colorado corporation, which survives today. CSC has been engaged in research and development, and in the intermittent manufacture and marketing of fingerprint-based identity verification systems since its initial public offering in 1979. Notwithstanding its incorporation nearly 20 years ago, and sales of the ID 1 in the 1980's the Company is currently in a development stage, has yet to achieve operational profitability, and as discussed above, presently is essentially inactive and in need of significant additional capital if it is to have any possibility to continue in business.

In the 1980's CSC introduced and marketed its first-generation fingerprint comparison system, the Comparator Model ID-1, to the law enforcement market. That device was used primarily by jails and prisons to verify that the right prisoners were being released. Model ID-1 systems were in use in correctional facilities since 1984, and have performed accurately and reliably, and not one error by a Model ID-1 has ever been reported by a law enforcement customer. The ID-1, however, was an electro-optical analog device that required an attendant to operate it, and the use of hard-copy inked fingerprints.

CSC was not successful in selling the ID-1 to commercial customers, who wanted "live-scan" fingerprint capture and comparison, digital storage and retrieval and unattended operation. The Company was unable to achieve self-supporting sales to law enforcement customers alone, and therefore initiated further research to develop a digital system.

Developments relating to the Company in the past three years have been as follows. In July 1993 CSC entered into agreements with Malaysian investors to establish a joint venture company in Kuala Lumpur, Malaysia, to complete development of, and to manufacture new digital fingerprint comparison products. The Malaysian investors agreed to invest approximately $4,000,000 in the Malaysian joint-venture company, and they also subscribed to purchase approximately $18,000,000 of CSC's common stock. Ten percent of the agreed-upon investment was paid-in through a private placement of CSC's restricted stock in October 1993.

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

In January 1994 Ms. Churchill's services were terminated. In late January 1994 a prototype fingerprint comparison device that had been loaned to CSC in October 1991 by VVL, a Scottish company for CSC to market test, was found to be in storage on the Company's premises. On February 1, 1994 CSC shipped the unit back to Scotland, approximately two years later than originally agreed, with its apologies and with funds to cover costs incurred by VVL due to the long delay. CSC had signed an agreement in September 1991 with VVL, that called for CSC to market test the VVL design, and if the market testing proved positive, to enter into negotiations for a further agreement under which either VVL might manufacture the product for CSC to sell under private label, or alternatively CSC might manufacture the device under license from VVL. The relationship between the companies never proceeded beyond the market testing that CSC conducted in 1991 and early 1992. The VVL prototype fingerprint comparison is alleged in the SEC Complaint to have been stolen by the Company and to have been presented to the public as the Company's technology, protected by CSC's Patents.

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

In 1994, CSC continued development of fingerprint technology initiated in Malaysia in 1992, in California at a much reduced rate due to limited working capital. CSC covered some of its capital needs through private placements of its restricted stock to its shareholders. CSC's engineers, now working as consultants to the Company rather than employees, began to cover some of their own costs in the continued development of the digital fingerprint comparison technology that CSC had originated in Malaysia in 1992. In June 1995 CSC retained the services of Mr. Richard E. Floegel, who had previously been vice president operations of a subsidiary of Hitachi Imaging Products, as CSC's president and chief operating officer.

In October 1995 CSC established International Financial Systems, Inc. (IFS), a wholly-owned subsidiary engaged in the business of developing hardware/software operating and accounting systems and marketing them to financial institutions such as credit unions. IFS was established by CSC with the acquisition of hardware from a bankrupt predecessor company, and the acquisition of software from the developer. In November 1995, IFS established a subsidiary in Honduras, where it began to market a Spanish language version of its credit union operating systems.

CSC continued to raise limited but inadequate amounts of working capital through private placements of its restricted stock to its shareholders. CSC's engineers increasingly expressed dissatisfaction with the Company's inability to fully pay them for their work on the development of the pre-production prototypes of the Comparator 5000 Series fingerprint comparison products (the "Comparator 5000"), and threatened to take CSC's fingerprint comparison product to the market themselves if not paid. On October 23-25, 1995 CSC participated in the annual North American Data General Users Group (NADGUG) exhibition in Washington D.C., which was the first public showing of pre-production prototypes of the Comparator 5000. In its 10-Q report for the quarter ending September 30, 1995 CSC announced its plans to attend the MILIPOL '95 Exposition in Paris beginning November 21, 1995, and CSC demonstrated production prototypes of the Comparator 5000 at MILIPOL. In its 10-Q reports for the quarters ending September 30, 1995 and December 31, 1995, CSC announced plans to formally introduce the Comparator 5000 to the market at the CardTech/SecurTech Exhibition to be held in Atlanta May 14-16, 1996. As discussed above (see "Item I: BUSINESS - CURRENT MATERIAL DEVELOPMENTS") certain engineers who worked for the Company on the development of the Comparator 5000 technology currently claim that they and not the Company own the rights to the Comparator 5000.

In October 1995 CSC filed a civil suit against Ms. Churchill and 33 other defendants relating to the improper and unauthorized issuance of CSC shares and the misapplication of CSC funds. Ms. Churchill filed for personal bankruptcy,
but on May 30, 1996 the Company obtained a judgment   against Ms. Churchill from
the Bankruptcy Court for stock and cash with a value of approximately $512,500. Litigation against other defendants is still proceeding as the Company is able to pay the legal fees involved. CSC has not had the funds available to it to attempt collection from Ms. Churchill of the judgment it holds against her.

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

On Friday, May 3, 1996 IDID traded 121,289,774 shares, closing at 9/32, with a high of 7/16. The NASD called the Company regarding the unusual trading. The last news release the Company had issued had been on February 7, 1996, and at the direction of the NASD, CSC issued a news release on Monday morning, May 6, regarding its planned May 14 new product introduction of the Comparator 5000 in Atlanta. On May 6 IDID traded 152,210,964 shares, closing at 1 1/32, with a low of 5/16 and a high of 1 1/16. On Tuesday, May 7, 180,298,533 IDID shares traded, reaching a high of 1 5/8 before closing at 7/8. On Wednesday, May 8, 82,794,218 IDID shares were traded, with a high of 7/8 and a low of 15/32. On May 9, 1996 the NASD halted trading pending an investigation of the unusual activity, agreeing to resume IDID trading on Monday, May 13. The SEC then joined the investigation and the trading halt was extended. CSC proceeded as planned
with the introduction of the   Comparator 5000 Series at the Atlanta
Cardtech/SecurTech Exposition commencing May 14, 1996. On June 12, 1996 the Company withdrew its stock from NASDAQ, and its shares commenced trading
informally.    Refer to ITEM: 5  "MARKET FOR THE COMPANY'S COMMON STOCK AND
RELATED STOCKHOLDER MATTERS" elsewhere    in this report.

On May 13, 1996 a class action was filed against CSC and Rogers et al. in the Superior Court of the State of California, County of Orange, by attorneys representing shareholders who purchased CSC common stock from May 6, 1996 through May 8, 1996, inclusive, claiming damages in excess of $300,000,000. Refer to ITEM: 3, "LEGAL PROCEEDINGS" elsewhere in this report.

On May 31, 1996 the SEC   filed its Complaint   against the Company and three of
its officers and a   temporary restraining order was issued against   the
defendants as detailed in Civil Action No. 96-3856 LGB (Jgx). For further detail concerning the SEC Complaint and the subsequent material events affecting the Company and its business operations, including the consent of the Company, Rogers and Armijo to the entry of a permanent injunction and other ancillary relief, refer to "Item I: Current Material Developments", above.

General Business
----------------

CSC has been engaged in research and development of a software-based digital fingerprint comparison system intended to accurately verify the identities of persons such as credit card users, check cashers, ATM customers, computer users, surgical patients, airline passengers and crews, drivers, resident aliens, patients with health insurance, recipients of welfare benefits, persons seeking access to military, diplomatic and industrial secure areas. The digital system that the Company has attempted to develop, termed by CSC the Comparator 5000 series, has been intended to replace and supersede an analog electro-optical fingerprint comparison system that the Company designed, developed, manufactured, marketed and sold in the 1980's and which is presently outdated and unmarketable in commercially acceptable quantities in the US. As of this filing date, the Company has no statistical performance data on the new product line. More importantly, there are significant legal issues relating to the ownership of the Comparator 5000 technology. In addition without the infusion of additional capital the Company does not have resources to confirm its rights to the legal ownership of this technology, which are now claimed to be owned by former employees and consultants of the Company who worked on the development of this product. Accordingly, even if the Comparator 5000 Series is determined to be functionally ready for sale to customers who are willing to accept it without statistical performance data, and assuming the product can be marketed profitably and gain market acceptance, there is a very significant risk that the Company will not be able to realize any financial benefit from the marketing of this product.

CSC, through IFS, a wholly-owned subsidiary, has produced, marketed and supported English language and Spanish language operating and accounting systems for use by financial institutions such as credit unions. Its products have been designed with the flexibility to conform to each financial institution's requirements, and the simplicity to make them easy to implement, use and maintain. IFS has been a Master Developer of State Of The Art's MAS 90 Accounting Software. As a Master Developer, IFS has provided custom modifications of this software to meet the individual needs of its customers. All modules of the MAS 90 software are available in English and some in Spanish. IFS has a wholly-owned subsidiary in Honduras, SFI, which was organized for the purpose of focusing on Latin American business opportunities. Since the acquisition of IFS and SFI the Company has not realized profitability from either entity.

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

Since 1990 CSC has endeavored to operate in the identity verification market with products which are in production prototypes stage, that can address numerous identity verification applications. These applications exist whenever one or another of multiple parties are required to prove or verify their identity. Typical applications include:

     *    Welfare benefits
     *    Social Security/Provident Fund Benefits
     *    National identification cards
     *    Passports, resident alien identification cards
     *    Drivers licenses
     *    Restricted area access
     *    Electronic or data access
     *    Patient ID, drug access control
     *    Employee time and attendance verification
     *    Credit and debit cards

CSC has concentrated its endeavors since its founding in the development of identity verification systems. These are access control/transaction control systems used to verify whether a new entry matches an existing record. A finger is scanned and the collected data is compared with data stored in system memory or on a card. No search is normally performed, since the task of these systems is to perform only one-to-one comparison, allowing an individual access to an area or an electronic system if a scanned finger matches the individual's stored finger data. The model ID 1 which was previously marketed by the Company in
the 1980s is no longer marketed.  The  Comparator 5000 series is the   only
potential Company   product  still in production prototype   stage,  and, as
discussed above, is currently the subject of dispute as to its ownership.

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

Distribution
------------

The Company believes the sale of biometric identification devices through the
primary distribution channels   direct, systems integrators, original equipment
manufacturers, value-added resellers - vary depending on the technology, the application and the magnitude of the contract. First-time sales of products are often subject to a competitive bidding process, in which the lowest cost provider of equipment that meets certain specifications will often secure the contract. Additional purchases are often based on compatibility with existing systems to avoid difficulties with regard to system integration and to avoid costly and time consuming training procedures for new technologies. Currently, the Company does not have the financial and human resources to participate in competitive bid procedures. Large system sales cycles may also be unpredictable due to reliance on state and local governing bodies to allocate resources and complete lengthy reviews and approval processes.

CSC had   planned to distribute its fingerprint comparison products within the
United States direct to large accounts through Company sales employees or through systems integrators or value added resellers or to original equipment manufacturers as appropriate, and to smaller accounts through dealers and distributors specializing in each market segment. The Company was engaged in negotiations with members of all of these categories of distribution channels prior to May 31, 1996, although several of CSC's former distributors withdrew following institution of the SEC lawsuit against the Company. CSC had planned
to distribute its   biometric products in foreign countries through original
equipment manufacturers, systems integrators and/or foreign distributors. Although the Company has received inquiries from other countries regarding the Comparator 5000 Series, even if it were to raise additional capital and to be able to successfully resolve its legal rights to the Comparator Technology, there can be no assurance that CSC will be able to produce foreign sales, or be successful, or that it will be able to cover the costs of product demonstrations, overseas travel, and other selling expense that may be involved in making such sales.

With respect to IFS, sales of its products have in the past been carried out by its employees. As of December 31, 1996, the key employees responsible for US sales have left the Company due to its inability to pay them. The Company is not at this point confident that it will be able to finance the recruiting and training of new sales personnel, or to resume domestic sales activities.

IFS had previously begun the process of translating its MAS 90 Accounting
Software into a Spanish version for use by its Honduran subsidiary.   With the
loss of the Company's personnel and the lack of cash assets the Company cannot deliver a completed Spanish version of the MAS 90 software application to
generate future revenues.  As the   Honduran subsidiary has never   reached a
level of sales sufficient to support itself, the Company has discontinued the operations of this subsidiary.

Competition
-----------

As the Company is not currently engaged in any substantive business activities and does not have any material cash assets, the following discussion, at present, is essentially theoretical and is only relevant if the Company should subsequently raise sufficient capital to resolve its legal issues with respect to the ownership of the Comparator 5000 technology and be able to recommence its business activities. In addition, investors should consider these financial/operational problems, even if satisfactorily resolved, together with the Company's current legal problems involving the SEC's enforcement of the Federal Securities Laws, in evaluating the likelihood of the Company being able to ultimately successfully proceed in the marketing of products that have the qualifications needed for customer acceptance. Although for many years only a handful of companies worldwide were active in the field of Biometrics, there are currently an increasing number of companies involved, or likely to become involved in identification and identity verification.

The three largest of the known fingerprint systems producers serve the Criminal Justice/Forensic System market, producing specialized dedicated "AFIS" (Automated Fingerprint Identification System) computers, costing from $1,000,000 to over $30,000,000, designed to accelerate the processing by law enforcement agencies of fingerprint comparisons of unknown persons with computerized fingerprint files. This is not a market in which the Company participates, and therefore these manufacturers are not relevant from a competitive perspective.

The market for Identity Verification Systems, in which CSC has attempted to participate, is separate and distinct from the AFIS market, and was until recently mainly a potential market, with limited actual industry sales. In the Company's opinion, this was due in part to the fact that reliable, accurate and cost effective biometric identification systems were not available to prospective users, and in part to perceived public resistance to the use of fingerprint identification. In the past several years this market has begun to expand rapidly, and a growing number of firms is believed to be in the business of developing or attempting to market fingerprint identification systems. The largest of these firms, however, are systems integrators that do not themselves possess biometric identification systems, and must subcontract with other firms for this technology. Among the others the Company now counts several
significant competitors that are becoming well-established.   The current
producers of AFIS systems also may represent potential significant competition, and there are perhaps twenty relatively new research labs or emerging companies that are in various stages of research or product development.

Firms other than CSC that have pursued the development of Identity Verification Systems typically employ some form of "minutiae" technology to digitize and store fingerprint details for later retrieval and comparison with real-time fingerprints. To the best of the Company's knowledge none has the potential accuracy capability of the Comparator 5000. CSC, in contrast to its competitors, does not employ minutiae comparison, but rather employs proprietary image processing comparison technology for comparing entire fingerprints with each other. Based on such information as it has, the Company believes that certain features of the Comparator 5000 Series product line , including durability, simplicity, and, above all, high accuracy, constitute significant competitive advantages.

There are also several firms producing identification devices based on other biometric methods such as signature dynamics, hand geometry, retinal vasculature or voice characteristics of the person to be identified. The Company does not know whether such devices may ultimately be competitive, but believes that the most significant competitive factors in the field are and will be accuracy, price, ease of operation, reliability and non-invasiveness. Name recognition may also be significant, and many of the Company's competitors may be better known than the Company.

Given growing competition for market share, the Company cannot be certain that it will achieve profitability, or be successful in bringing its products to market, or developing a market acceptance for its products. Research and development will continue to be an expense to the Company as products are released. Most technology firms in this arena will be steadily working to improve their software and hardware solutions to allow for greater searching and matching capacity at lower price points. Since CSC has no statistical performance data for its current technology and no product revenues, the Company cannot be assured that it can compete effectively, or at all, or that its products will gain market acceptance.

Patents, Copyright, Purchase Fee
--------------------------------

Assuming the Company is able to raise needed capital and successfully resolve the issues described herein relating to ownership of the Comparator 5000 technology, the performance of the Company will depend primarily on the success of this product line.

In April 1996, the Company negotiated terms with its consultant/engineers, to secure for itself all intellectual property rights, including patent rights and software copyrights for the fingerprint identification technology underlying the Comparator 5000 series. The terms called for payments of cash and shares of CSC stock. Subsequent to May 31, 1996, completing the terms of the agreement was delayed until the SEC injunction against the Company was addressed.

In late October 1996, final payment negotiations for the fingerprint comparison technology were resumed with the engineers. To date, the Company has been unable to perform its financial obligations under the re-negotiated terms. Failure of the Company to perform its financial commitments and reach a definitive agreement with the consultants/engineers may result in CSC losing control of the technology which Management believes could result in the permanent cessation of the Company's marketing of the Comparator 5000.

With regard to IFS, in September, 1995, CSC purchased the software that has been used by IFS in its business of marketing operating systems to financial institutions. The purchase price was $150,000 paid in restricted shares of CSC common stock in the amount of 4,800,000 shares issued to Armond J Schroeder, the owner of the software.

Research and Development
------------------------

Since the inception of research and development on the first generation of product that has evolved into the Comparator 5000 series, CSC has spent $750,194 in research and development related expenses to achieve the present technology generation. Of this amount, during the fiscal year ending June 30, 1995, $36,357 was expended and during the fiscal year ending June 30, 1996, $128,336 was expended. These expenditures did not include bench mark testing, which has not yet been accomplished. The Company presently does not have any funds to continue with needed additional development expenditures, nor is it able to pay previously incurred expenses owing to third parties, employees/consultants for their services in connection with the development of the Comparator 5000 technology.

Employees
---------

As the date of this filing, other than the two individuals who were elected to serve as officers of the Company, the Company does not have any paid employees. For further detail, refer to "ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY".

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Because of the lack of funds the Company has had to vacate its headquarters in Newport Beach, California which consisted of approximately 5,900 square feet of offices. At present, the Company's only facility is a 180 square foot full service executive suite in Newport Beach which is leased on a month to month basis at a monthly cost of approximately $625.

ITEM 3:  LEGAL PROCEEDINGS
--------------------------

     (a)  Pending Proceedings

     A class action lawsuit, case number 763689, Eric Aafedt, et al., on Behalf of Themselves and All Others Similarly Situated vs. Robert R. Rogers, et al in May 13, 1996 by shareholders who purchased CSC common stock from May 6, 1996 to May 8, 1996 inclusive, claiming damages in excess of $300,000,000 in the Superior Court of the State of California for the County of Orange. The Company will defend its position, however, there can be no assurance that the Company will be successful in its defense of this lawsuit. A trial date has been requested by the plaintiff to be set in June 1997. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

     A lawsuit case number 747725, Gary Wykidal vs. Comparator Systems Corporation, the former SEC lawyer for the Company alleging unpaid legal fees and the Company filed a cross complaint alleging legal malpractice in rendering legal services, in the Superior Court for the State of California for County of Orange. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

     A lawsuit case number 759151, The Reubens Group and SFPL Hideaway vs. Comparator Systems Corporation in June 1996 alleging damages in excess of $5,000,000 in the Superior Court of the State of California for the County of Orange. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

     The Securities and Exchange Commission filed a civil action against the
Company on May 31, 1996 can be crossed referenced to "ITEM: 1    : Business".


     (b)  Judgments

     The following judgments against the Company as at June 30, 1996 are:

     The Company had fully paid the judgment C 466940 dated 8/6/85 by City National Bank vs. Comparator Systems Corp., et.al. in the Los Angeles Superior Court, Central District. However, a judgment against the Company for $83,262.41 was refiled on 6/30/94. No provision was made for this amount in the books. The Company will defend its position, however, there can be no assurance that the Company will be successful in its defense of this lawsuit. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

     The Company had paid $27,000 on a judgment of $66,341.26, case number 64356, Rusty Pelican Restaurants, Inc. vs. Swiss Pacific Group, S.A., et al but agreed upon as $45,000, with $18,000 remaining. Since May 1996, the Company had been in negotiation to try its best to settle the remaining balance.

     The Company had been issued Certificates of Release of Federal Tax Lien by the IRS. However, the filing records of the Secretary of State of California have yet to updated.

     The Company was a judgment debtor in 26 cases in which judgment against the Company has become final, with an aggregate unsatisfied judgment debt of $285,526 and accrued interest of $171,353. The Company believes that 25 cases had expired due to the statute of limitations.



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

                                    PART II

ITEM 5:  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

       (a) The Company's common stock, symbol IDID was traded over the counter on NASDAQ until trading was halted on May 9, 1996 and deleted from NASDAQ on June 12, 1996. It has since been trading informally. For the period beginning July 1, 1994 and ending May 8, 1996, the approximate high and low inter-dealer bid quotations were as set forth below. The source of such quotation data is the National Quotation Bureau, Inc. Such prices are without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter/Period Ended        High Bid       Low Bid
--------------------------------------------------

September 30, 1994          0.03125        0.03125
December 31, 1994           0.03125        0.03125
March 31, 1995              0.03125        0.03125
June 30, 1995               0.03125        0.03125
September 30, 1995          0.03125        0.03125
December 31, 1995           0.03125        0.03125
March 31, 1996              0.03125        0.03125
May 8, 1996                 0.87500        0.46875
June 30, 1996               0.03000        0.00500
September 20, 1996          _______         ______
December 31, 1997           _______         ______
March 31, 1997              _______         ______
June 20, 1997               _______         ______

     (b) The approximate number of record holders of the Company's common stock at June 20, 1997 was 8,900.

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



Recent Sales of Unregistered Securities

The common stock of the Company sold within the past three years without registering the securities under the Securities Act:

                                       Number of
                                       shares         Amount
                                       ---------------------


Fiscal Year June 30, 1994 Issuance of shares for:
-------------------------------------------------
Salaries                                                37,002,828    $  615,570
Services                                                12,779,683       582,437
Cash                                                    23,422,368     1,953,092
Debt                                                    19,393,157       317,886
Investment                                               5,000,000       500,000
Improper Issue                                           6,301,983        87,059
                                                       -----------    ----------
                                                       103,900,019    $4,056,044
                                                       -----------    ----------
------------------------------------------------
Fiscal Year June 30, 1995 Issuance of shares for:
Salaries                                                24,596,273    $  721,323
Services                                                 5,595,749       138,296
Cash                                                    22,971,097       599,483
Debt                                                       797,097        14,501
Stock Cancellation                                      (2,728,984)      (51,621)
                                                        ----------    ----------
                                                        51,231,232    $1,421,982
------------------------------------------------------------------    ----------
Fiscal Year June 30, 1996 Issuance of shares for:
Services                                                18,619,422    $  552,976
Cash                                                    27,370,713       836,107
Common Stock subscribed but not issued                                   136,578
                                                        ----------    ----------
                                                        45,990,135    $1,525,661
                                                       -----------    ----------

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

OVERVIEW
--------

The Company was founded in 1976, and is one of the pioneers in the field of Biometrics, employing fingerprint comparison technology to verify people's identities. CSC is a publicly-traded company with approximately 13,000 shareholders. Its common stock was traded on the National Association of Security Dealers Automated Quotation system (NASDAQ) under the symbol IDID from February 1990 to June 1996, and is now informally traded. CSC has two wholly-owned subsidiaries, IFS and SFI, which have competed in the development, marketing, integration, installation and support of hardware and software operating and accounting systems for financial institutions such as credit unions. As of the date of this filing the business operations of CSC, IFS and SFI have essentially ceased because of the lack of operating funds and the Company does not have any full time paid employees.

CSC has since its inception been engaged mainly in research and development, with limited revenues produced from sales in the 1980s of its first-generation fingerprint comparison system, the Comparator Model ID-1. The Company was unable to produce sufficient revenues from sales of the Model ID-1 to cover its costs. The Company today requires additional financial resources to complete payment of amounts owed for completion of development engineering on its new fingerprint identification products and to resolve current issues as to the ownership of these products, to reduce current debt, to pay salaries for the hiring of Company personnel and to provide working capital needed to enable the Company to recommence its business and to provide facilities needed for the Company to function as a going concern.

Although they have generated sales, CSC's subsidiaries have never  met their
income projections nor generated positive cash flows.   Accordingly, because of
CSC's lack of cash assets, the Company has had to temporarily discontinue the
operations of these subsidiaries.   Additional funds are therefore required to
support their operations as well as to upgrade their present software products in order to enhance their competitive position in the marketplace and to justify the re-opening of these businesses. For example, additional financial resources must be devoted to completion of the rewriting of software applications required to make them more user-friendly and to accommodate the new millennium system date requirements. With this in mind, there can be no assurance that the subsidiaries will be re-opened or that they will ever achieve profitability, or will be successful in sustaining a market for their products, or be successful in introducing new products to the market.

PLAN OF OPERATION
-----------------

The Company's plans to market fingerprint comparison products were interrupted in May 1996, and as a result the Company has expended all of its available cash
resources.   As of the date of this filing the Company had approximately $4,500 in funds available for operations. Unless the Company is able to raise a minimum of $125,000 in additional capital within the next several months the current cessation of the Company's business will become permanent. There can be no assurance that the Company will be able to raise this needed capital.

Since the acquisition of IFS, the Company's total revenues were $357,939 in fiscal 1996, however after expenses the Company reported a loss of $144,418 on IFS operations.

In the past CSC's primary sources of cash have been from borrowings and operating revenues of IFS and SFI application software and hardware sales and support services in the U.S. and Latin America, private placements of CSC shares prior to May 31, 1996, and loans from officers and employees subsequently.

As of the date of this filing, the Company requires immediate additional funds in order to facilitate making final payments on its technology as discussed in the section Patents, Copyrights, Technology Payments in the General Business section. As indicated elsewhere in this report the very survival of the Company hinges on its ability to raise additional funds in the immediate future. Financial difficulties have not been uncommon in the history of the Company and there can be no assurance that it will be able to raise the capital it now needs.

The short-term funds the Company needs immediately would be disbursed to accomplish the following:

* Make required final payments to confirm ownership of the Company's new fingerprint comparison technology.

          *   Make payments to reduce short-term debt.

          *   Fully cover the Company's normal monthly operating expenses.

          *   Fill the immediate clerical and support staffing requirements to
              facilitate the conduct   of daily business operations.

          * Permit the Company to focus on creating a revised Business Plan to facilitate the Company's plans to raise longer-range financing.

          * Implement a review process to evaluate the profitability of the wholly-owned subsidiaries IFS and SFI.

The Officers and Directors of the Company will immediately address a revised business plan for the next twelve months of operations if short term capital becomes available to meet the above listed requirements. It should be noted that there can be no assurances that the Company will achieve profitability, or be successful in bringing its products to market or developing a market for its products or indeed be able to obtain the necessary funds to continue in business.

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

The Company has experienced significant operating losses and has a negative working capital amounting to approximately $3,200,000 as of June 30, 1996, and has $4,500 in funds available for operations. At this time, there is significant uncertainty regarding whether the Company will survive as a going concern. The financial statements have been prepared assuming the Company will continue to operate which contemplates the realization of assets and the settlements of liabilities in the normal course of business. At the date of this filing, no adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

The Company's primary sources of cash during the fiscal year ended June 30, 1996, were funds generated through the wholly-owned subsidiaries IFS and SFI through operations of $357,939, loans and sale of private placement shares. The Company currently lacks sufficient capital resources to satisfy near term and long term capital needs and, at present, has temporarily discontinued business operations.

Subsequent to the date of the filing of the Company's 1995 10-K, information became available which affected the valuation of a substantial portion of its assets as at June 30, 1995. During August 1996, the Company filed a Form 8-K advising shareholders and readers that significant adjustments to the 1995 financial statements may be required and that those adjustments may be material. The following assets and liabilities were corrected as indicated in "Item 7 Financial Statements:"

Accounts Receivable. The accounts receivable amount of $744,979 was removed from the Company's books due to the financial inability of the Company to pursue collection at this time. The Company's decision was to remove the asset because it is also not confident of the collectability of the debt. See Item 1: Business under History elsewhere in this report.

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

Inventories. The Company's conservative approach was to reduce its inventories in the amount of $79,054 because they related to products not currently in production.

Property and Equipment. The property and equipment amount of $324,830 was removed from the Company's books based on the determination that they should have been expensed as research and development costs at the time.

Patents and Licenses. The patents and license amount of $2,665,280 was removed from the Company's books because the Company had not paid current maintenance fees, or they were full amortized as at the date of this filing. Licenses included agreements relating to earlier product patents, now expired.

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

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

          As of December 30, 1996 the following were the directors and executive officers of the Company:

Name                  Position              Age    Director since     Officer since
------------------------------------------------------------------------------------
Marianne Bedford      Chairperson            48   September 1996     December 1996
Donald Levering       Director               53   September 1996
Celeste Sim           Corporate Secretary    37   -------------------- August 1996

          During the year, Mr. Richard E. Floegel resigned as President and Director on June 28, 1996 after 13 months with the Company. Mr. Armond J Schroeder was appointed CEO, director and President on July 5, 1996 and resigned on December 4th 1996. He declared personal and business bankruptcy in June 1995.

          Pursuant to the settlement agreement on September 18, 1996 with the SEC, Mr. Robert Reed Rogers and Mr. Gregory A Armijo resigned their positions as directors and executive officers of the Company but remained as Consultants
to the Company.  Mr. Rogers and Mr.  Armijo have   since left the Company and
are no longer providing any consulting services to the Company. See "Item: 3, Legal Proceeding", and "Item 1, Business, History".

          Ms. Marianne Bedford joined the Company in March 1996. She was Financial Associate with Price Waterhouse, Regional Sales & Marketing Manager with Maytag Company Ltd, Major Accounts Manager with Hewlett-Packard, Sales Director with TKM Ltd, Branch Sales Director with Dexel Corp. , Branch Manager with Nissi Corp and Consultant with Olympic Entertainment Group, Inc. as public relations on various networks such as KABC and Trinity Broadcast Network. On March 21, 1997 Ms. Bedford resigned her position with the Company.

          Mr. Donald Levering had been with the Company since 1994 and has over twenty-five years of experience in sales and marketing in the consumer goods and automotive field. He holds a teaching credential in industrial and business management and teaches at Long Beach City College.

          Ms Celeste Sim joined the Company as Manager of Finance in July 1994 and was appointed to the position of Controller and Corporate Secretary in August 1996. Previously she was Director of Finance & Administration of Comparator Systems Malaysia Sdn Bhd. Prior to that Ms Sim was Acting General Manager of ESCO Technologies (M) Sdn Bhd, Finance Manager of Chuaco Securities Sdn Bhd, Chief Administrator of Limbang Trading Sdn Bhd, Accountant with Howard Presky & Company, Senior Tax Accountant with H.R.M. Sdn Bhd and Accountant with Peat Marwick Tax Services Sdn Bhd. She is also the wife of Robert Reed Rogers, the former Chairman and CEO of the Company. On June 2, 1997 Ms. Sim resigned her offices with the Company.

As of June 2, 1997 Thomas C. Hanscome, age 53, and John D. Hinterleitner, age 43 were appointed to the Board of Directors. Mr. Hanscome was also appointed Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Hinterleitner was also appointed to be the Company's Executive Vice President and Treasure and to replace Ms. Sim as the Company's Secretary. The following are the business backgrounds of Messrs. Hanscome and Hinterleitner.

Mr. Hanscome joined the Company in June of 1997. Mr. Hanscome has over 30 years of business experience as a corporate executive, business owner and Mr. Hanscome holds a General Securities (series 7) and a General Securities Principal (series
24) license with the NASD (not currently active). In his capacity as marketing representative he has participated in the sale of over $100,000,000 in investments securities in both public and private limited partnerships since 1983. In addition Mr. Hanscome has been engaged in corporate financing, sales, marketing, and manufacture of industrial and consumer products.

Mr. John D. Hinterleitner joined the Company in June 1997. Mr. Hinterleitner has been engaged in the operation of his own companies as a principal, sole proprietor, and partner. His endeavors have primarily been focused on Real Estate development, Finance, and Energy Development projects. His activities include a strong background in marketing and sales, investor relations, and interfacing all aspects of business development.


ITEM 10:  EXECUTIVE COMPENSATION
--------------------------------

          The following table sets forth certain information concerning annual, long term and other compensation received during the last three fiscal years and to be received by (i) the Chief Executive Officer of the Company, and (ii) the Company's four most highly compensated executive officers whose annual salary and bonus compensation exceeded $100,000:

Name and Principal      Fiscal                         Long Term
Position                 Year     Salary     Bonus    Compensation   All Other
---------------------------------------------------   ------------   ---------
Robert Reed Rogers
CEO                       1996   $125,000   N/A       N/A            N/A
President, CEO            1995    125,000   N/A       N/A            N/A
President, CEO            1994    125,000   N/A       N/A            N/A

Richard E Floegel
President, COO            1996   $110,000   $55,000   N/A            N/A

          During the fiscal year ended June 30, 1996, 4,583,333 shares were issued to reduce the cost of services provided by the President, Richard E Floegel by $137,500. No shares were issued to reduce accrued salaries of employees.

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

Name of Beneficial Owner      Number of Shares Owned   Percentage of Class Owned
--------------------------------------------------------------------------------

Celeste Sim*                           34,073,228               5.54%
Donald Levering                         4,921,281               0.80%
Marianne Bedford**                         -0-                   -0-
                                       -----------------------------
All directors and officers as a group  38,994,509               6.34%

*Includes 3,405,450 shares owned by Celeste Sim and 30,667,778 shares jointly owned with Robert Reed Rogers
**An option to receive 5,000,000 common shares of the Company's stock

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          During the fiscal year ended June 30, 1995, the Company issued to one of its officers shares of its common stock in cancellation of accrued and unpaid salaries. The dollar balance represents overpayment of service fees at June 30, 1995.

Richard E. Floegel      4,583,333   $21,038



                                     PART IV
                                     -------

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits  Description

3.1. Articles of Incorporation of the Company dated October 12, 1978 (1) Amendment to Articles of Incorporation of the Company dated February 1, 1989 and dated December 31, 1989 (2).
3.2   By-Laws of the Company as amended (3)
10.1 Bill of Sale between Comparator Systems Corporation(CSC) and Armond J. Schroeder dated September 20, 1995 (6).
10.2 Consulting agreement between CSC and Robert Reed Rogers dated September 19, 1996 (6).
16.0 Letter on change in certifying accountant of Eli Buchalter Accountancy Corp. dated August 14, 1996 (4).
21.0  Subsidiaries of the registrant (5).

1. Previously filed as an exhibit to the Company's Registration Statement on Form S-2 (Commission file no. 2-63154) and incorporated herein by reference.
2. Previously filed as an exhibit to the Company's Form 10Q for Quarter ended March 31, 1989 and Form 10Q for the Quarter ended December 31, 1989 and incorporated herein by reference.
3. Previously filed as an exhibit number 3d. to the Company's Form 10K for the year ended June 30, 1987.
4. Previously filed on the Reports on Form 8-K dated August 14, 1996 and incorporated herein by reference.
5. Previously filed on the Report on Form 8-K dated September 28, 1995 and incorporated herein by reference.
6. Previously filed on the Report on Form 10-KSB/A dated January 31, 1997 and incorporated herein by reference.

Reports on Form 8-K
      (1) The Company filed a Current Report on Form 8-K dated August 3, 1995, with respect to the appointment of Mr. Richard E. Floegel to the Board of Directors.
      (2) The Company filed a Current Report on Form 8-K dated September 28, 1995, with respect to the acquisition of International Financial Systems, Inc.
      (3) The Company filed a Current Report on Form 8-K dated June 20,
          1996, with respect to the resignation of Mr. Richard E Floegel as President and COO effective June 28, 1996.
      (4) The Company filed a Current Report on Form 8-K dated July 5, 1996, with respect to the appointment of Mr. Armond J. Schroeder as President and CEO, the judgment against Ms. Churchill in the United States Bankruptcy Court in San Diego, California and the retirement of Mr. Robert Reed Rogers.
      (5) The Company filed a Current Report on Form 8-K dated August 14,
          1996, with respect to the resignation and withdrawal of opinion on the Financial Statements for the year ended June 30, 1995 of the auditor, Eli Buchalter Accountancy Corp.
      (6) The Company filed a Current Report on Form 8-K dated September 18, 1996, with respect to the settlement of Civil Action No. 96-3856(JGx)(LGB), with the Securities and Exchange Commission, the retirement of Mr. Robert Reed Rogers and resignation of Mr. Gregory Armijo and the appointment of Ms Celeste Sim as Secretary and the appointment of Ms. Marianne Bedford and Mr. Donald Levering as directors.
      (7) The Company filed a Current Report on Form 8-K dated December 16, 1996, with respect to the resignation of Armond J. Schroeder as President and Director and appointment of Ms Marianne Bedford as Chairperson to the Board.

                                   SIGNATURES
                                   ----------


            Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPARATOR SYSTEMS CORPORATION



By:           /s/  Thoams C. Hanscome                Date:   June 23, 1997
              -----------------------

              Thomas C. Hanscome,
              Chief Executive Officer, and
              President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities on the dates indicated



By            /s/ Thomas C. Hanscome                 Date:   June 23, 1997
              -------------------------

                  Thomas C. Hanscome
                  Chairman of the Board
                  (Chief Executive Officer)


By           /s/ John D. Hinterleitner               Date:   June 23, 1997
             -------------------------

                 John D. Hinterleitner
                 Director, Treasurer and Secretary
                 (Chief Financial Officer)


By           /s/Donald R. Levering                   Date:   June 23, 1997
             ---------------------

                Donald R. Levering
                Director

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