Form 10QSB
period 1997-03-31
COMPARATOR SYSTEMS CORP
filed 1997-06-23
CIK 277809

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10 QSB

             {x}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT 1934

             { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT 1934




                     FOR THE QUARTER ENDED MARCH 31, 1997
                        COMMISSION FILE NUMBER: 0-8951



                        COMPARATOR SYSTEMS CORPORATION
                        ------------------------------

  (Exact name of small business issuer as specified in its business charter)


         Colorado                                                95-3151060
-------------------------------                               -----------------
(State or other jurisdiction of                                I.R.S. Employer
Incorporation or organization)                                Identification No.

           4667 MacArthur Blvd., Suite 400, Newport Beach, CA 92660
           --------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

                                (714) 851-4300
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                    Yes _____                No __X__

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                    Yes _____                No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 1997

The number of shares of Registrant's common stock outstanding as of March 31, 1997, was 614,234,838.

                                           CONTENTS
                                           --------
PART I                                                                               Page Number
   Financial Information                                                             -----------

   Item 1.   Financial Statements:
             Consolidated Unaudited Balance Sheets as of March 31, 1997
               and Fiscal Year ended June 30, 1996                                        3
             Consolidated Unaudited Statement of Income for Three Months and Nine Months
               ending March 31, 1997 and 1996                                             4
             Consolidated Unaudited Statement of Cash Flows for the Nine
               Months ending March 31, 1997 and 1996                                      5
             Notes to Consolidated Unaudited Financial Statements                         6

   Item 2.   Management's Discussion and Analysis or Plan of Operation                    7

PART II      Other Information

   Item 1.   Legal Proceedings
             Incorporated by reference to the Company's Annual Report on Form 10-KSB/A/A for the year ended June 30, 1996

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

         2   The Company filed a Current Report on Form 8-K dated April 3, 1997 with respect to the resignation of Marianne Bedford as Chairman and Director as of March 21, 1997
             and the Company dismissing her as President and CEO effective March 25, 1997.

SIGNATURES                                                                            8

                        COMPARATOR SYSTEMS CORPORATION

                         PART I. FINANCIAL INFORMATION

                     CONSOLIDATED UNAUDITED BALANCE SHEETS


 Item 1.  Financial Statements

                                                       Nine Months           Fiscal Year
                                                          ended                 ended
                                                     March 31, 1997         June 30, 1996
                                                     --------------         -------------
  ASSETS
  CURRENT ASSETS
  Cash and cash equivalents                            $      1,364         $      42,980
  Other receivables                                          25,511                30,675
  Prepaid expenses and other current assets                       0                 9,355
                                                       ------------         -------------
  Total Current Assets                                       26,875                83,010
                                                       ------------         -------------

  PROPERTY AND EQUIPMENT:
  Machinery and equipment                                   141,320               141,320
  Furniture and fixtures                                     77,904                77,904
  Tooling and molds                                          74,998                74,998
                                                       ------------         -------------
  Total property and equipment                              294,222               294,222
  Less accumulated depreciation                            (237,380)             (217,662)
                                                       ------------         -------------
  Property and equipment, net                                56,842                76,560
                                                       ------------         -------------
  DEPOSITS                                                        0         $      29,305
                                                       ------------         -------------
  TOTAL ASSETS                                         $     83,717         $     188,875
                                                       ============         =============

  LIABILITIES & SHAREHOLDERS' DEFICIT
  CURRENT LIABILITIES:
  Judgments and claims                                 $    295,036         $     296,536
  Notes payable                                           1,032,232               529,422
  Accrued salaries and taxes                              1,291,146             1,035,782
  Accrued expenses                                          759,727               471,590
  Accrued interest                                          458,266               418,002
  Notes payable to related party                             90,000               412,374
  Accrued expenses due to related party                       3,330               113,580
  Deferred income                                                 0                23,715
                                                       ------------         -------------
  Total current liabilities                               3,929,737             3,301,001
                                                       ------------         -------------

  SHAREHOLDERS' DEFICIT:
  Preferred Stock - par value $5.00 per share
    50,000,000 shares authorized, none issued
  Common stock - par value $0.01 per share,
    750,000,000 shares authorized,
    614,234,838 shares and 610,334,838 shares
    issued and outstanding at March 31, 1997
    and June 30, 1996, respectively                       6,142,350             6,103,350
  Common stock subscribed                                    65,000               136,578
  Additional Paid In Capital                             18,680,337            18,582,759
  Retained earnings (deficit)                           (28,733,707)          (27,934,813)
                                                       ------------         -------------
  Total shareholders' deficit                            (3,846,020)           (3,112,126)
                                                       ------------         -------------

  TOTAL LIABILITIES AND
    SHAREHOLDERS' DEFICIT                              $     83,717         $     188,875
                                                       ============         =============

  See accompanying notes to consolidated financial statements

                        COMPARATOR SYSTEMS CORPORATION

                  CONSOLIDATED UNAUDITED STATEMENT OF INCOME

                                                           Three Months                             Nine Months
                                                          ended March 31,                          ended March 31,
                                                        1997          1996                      1997            1996
                                                        ----          ----                      ----            ----
REVENUES                                            $      5,484    $    142,858            $    256,563    $    378,308
                                                    ------------    ------------            ------------    ------------

OPERATING EXPENSES:
General and administrative                               128,066          79,639                 573,633         838,253
Marketing                                                  3,954         181,677                 192,657         538,429
Research and development                                    -            124,048                   1,500         179,842
Professional fees                                         10,078          22,385                 203,230         111,110
                                                    ------------    ------------            ------------    ------------
Total operating expenses                                 142,098         407,749                 971,020       1,667,634
                                                    ------------    ------------            ------------    ------------

LOSS FROM OPERATIONS                                    (136,614)       (264,891)               (714,457)     (1,289,326)

OTHER INCOME (EXPENSE):
Interest expense                                         (28,478)        (24,551)                (84,437)        (75,554)
Other income, net                                              0                                       0        20,926
                                                    ------------    ------------            ------------    ------------
Total other expense, net                                 (28,478)        (24,551)                (84,437)        (54,628)
                                                    ------------    ------------            ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (165,092)       (289,442)               (798,894)     (1,343,954)
PROVISION FOR INCOME TAXES                                     0               0
                                                    ------------    ------------            ------------    ------------
NET LOSS                                            $   (165,092)   $   (289,442)           $   (798,894)   $ (1,343,954)
                                                    ============    ============            ============    ============
NET LOSS PER SHARE:
Net loss                                            $    (0.0003)   $    (0.0005)           $    (0.0013)   $   (0.0023)
Weighted average shares outstanding                  614,234,838     594,253,952             613,351,589     586,747,687


See accompanying notes to consolidated financial statements

                        COMPARATOR SYSTEMS CORPORATION

                            CONSOLIDATED STATEMENTS
                                 OF CASHFLOWS

                        FOR THE QUARTER ENDED MARCH 31

                                                                                   Nine Months
                                                                                  ended March 31
                                                                               1997            1996
                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                     $(798,894)     $(1,343,953)
                                                                             ---------      -----------
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                                                 19,718          216,139
  Issuance of common stock for services, salaries, debt, investment                  0          503,823
  Changes in operating assets and liabilities:
    Other receivables                                                            5,164         (147,988)
    Prepaid expenses and other assets                                            9,355                0
    Accrued expenses                                                           448,300          540,834
    Deposit                                                                     29,305                0
                                                                             ---------      -----------
Net cash used by operating activities                                         (287,052)        (231,145)
                                                                             ---------      -----------

CASH FLOWS USED BY INVESTING ACTIVITIES -
  Capital expenditures                                                               0         (189,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription/issuance of common stock                             65,000          435,050
Increase in borrowings                                                         180,436          (44,817)
                                                                             ---------      -----------
Net cash provided by financing activities                                      245,436          390,233
                                                                             ---------      -----------
NET INCREASE/(DECREASE) IN CASH                                                (41,616)         (30,772)
CASH, BEGINNING OF YEAR                                                         42,980           34,871
                                                                             ---------      -----------
CASH, END OF YEAR                                                            $   1,364      $     4,099
                                                                             =========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid for interest                                                               0                0
Cash paid for taxes                                                                  0                0


See accompanying notes to consolidated financial statements

Notes to Consolidated Unaudited Financial Statements

1.  Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-
B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A/A for the year ended June 30, 1996, as amended June 20, 1997.


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

                        Comparator Systems Corporation

Item 2: Management's Discussion and Analysis of Financial Conditions

Overview

The Company has experienced an increasingly-critical shortage of working capital, with priority for the usage of its very limited funds being given to legal fees and essential Company survival expenses other than salaries. Indeed, it does not presently have sufficient cash assets, without the borrowing of funds from third parties, to pay the costs of legal counsel retained for the continued representation of the Company in the Securities and Exchange Commission ("SEC") litigation and for needed advice and assistance in compliance with the disclosure and reporting requirements of the 1934 Act. As a result, the Company's business operations, at present, are essentially dormant with approximately $4,500 in funds available for operations as of June 20, 1997. In addition, the Company has vacated its previous business offices and is now utilizing, on a month-to-month basis, a 180 square foot executive suite, at 4667 Mac Arthur Boulevard, Suite 400, Newport Beach, California 92660, at a monthly cost approximately of $625. Apart from the Officers and Directors, the Company has no paid employees. The Company is not presently selling any products nor does it have the components to manufacture or produce products.

Despite these extremely adverse operational and financial conditions, the current board of directors believes the Company could continue in business if it were able to raise additional capital of at least $125,000, which would be utilized primarily to enable the Company to confirm its legal rights to the Comparator 5000 fingerprint comparison device. The management of the Company is aware, however, and acknowledges herein, that there are presently significant legal issues as to the ownership rights that the Company may have to the technology in the Comparator 5000 device. While the Company believes that the facts relating to the development of the Comparator 5000 technology will ultimately support Company claims to its rights to this fingerprint comparison device, certain former consultant and employees of the Company dispute this claim and continue their claim to the ownership of this device and the related technology. In addition, the staff of the SEC has expressed concerns with the Company's claims to ownership rights in the Comparator 5000 technology. Accordingly, investors are cautioned that even if the Company were successful in raising additional capital, of which there can be no assurance, there are significant legal issues relating to ownership rights in the Comparator 5000 technology that will ultimately have to be resolved favorably to the Company, in order for the Company to recommence business operations and to have any opportunity to become financially viable.

The Company's transfer agent, United Stock Transfer (UST), notified the Company on May 18, 1997 that they had exhausted its supply of the Company's stock certificates and that funds were required to print new certificates. Funds were sent to them for that purpose. Subsequent to the receipt of funds UST converted the funds to other purposes in opposition to the requirement to print new certificates. The Company was then notified that UST would no longer transfer any stock certificates until such time as an unpaid amount claimed by UST was paid in full. UST has been asked to provide detailed accounting as to the amount claimed by UST. UST, as of the date of this filing, has not been able or is not willing to provide documentation as to the amount or agreement to the amounts owed to it. Investors and stockholders should be advised until such time as this matter is resolved that UST will not transfer stock for any sales that occur.

                                SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPARATOR SYSTEMS CORPORATION



        Date:  June 20, 1997              By:     /s/  John D. Hinterleitner
                                                ----------------------------
                                                John D. Hinterleitner
                                                Corporate Secretary &
                                                Chief Financial Officer


        Date:  June 20, 1997              By:      /s/  Thomas C. Hanscome
                                                --------------------------
                                                Thomas C. Hanscome
                                                Chairman and
                                                Chief Executive Officer