Form 10KSB
period 1997-06-30
COMPARATOR SYSTEMS CORP
filed 1997-10-14
CIK 277809

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-KSB

(X)      ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
         EXCHANGE ACT OF 1934

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended:         Commission file number:
   June 30, 1997                      0-8951

                   COMPARATOR SYSTEMS CORPORATION
           (Name of small business issuer in its charter)

           Colorado                           95-3151060
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)            Identification Number)

4667 Mac Arthur Blvd. Suite 400
Newport Beach, California                     92660
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (714) 851-4300 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.01 par value
                          (title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                  Yes /X/             No / /

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/
State issuer's revenues for its most recent fiscal year: None

The number of shares of Registrant's common stock outstanding as of September 15, 1997 was 614,234,838. The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based on informal trading average $.0075 of the high and low prices as of September 15, 1997 was $4,606,761.

                       TABLE OF CONTENTS


PART I.                                                     Page

Item 1:   Business                                            3

Item 2:   Property                                           18

Item 3:   Legal Proceedings                                  18

Item 4:   Submission of Matters to a Vote of
          Security Holders                                   20

PART II.

Item 5:   Market for the Company's Common Stock and
          Related Stockholder Matters                        20

Item 6:   Management's Discussion and Analysis of
          Financial Condition and Results of Operation       22

Item 7:   Financial Statements                               25

Item 8:   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             25

PART III.

Item 9:   Directors and Executive Officers of the Company    25

Item 10:  Executive Compensation                             27

Item 11:  Security Ownership of Certain Beneficial
          Owners and Management and Potential Change
          in Control                                         29

Item 12:  Certain Relationships and Related Transactions     30


PART IV.

Item 13:  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                            30

Signatures                                                   32

                             PART I


ITEM 1:  BUSINESS


Current Material Developments

In May 1996, the Securities and Exchange Commission ("SEC") filed a civil action in the United States District Court, Central District of California (the "Complaint") against Comparator Systems Corporation ("CSC" or the "Company") and three of its officers, Robert Reed Rogers ("Rogers"), Scott Hitt ("Hitt") and Gregory Armijo ("Armijo"), alleging that Rogers, Hitt and Armijo had caused CSC to issue materially false and misleading financial statements for the fiscal years ending June 30, 1994 and June 30, 1995 and the first three quarters of fiscal year 1996 by grossly inflating the Company's assets and that the Company's recognition of assets did not conform to Generally Accepted Accounting Principles ("GAAP") rendering CSC's financial statements as set forth in its Annual Reports on Form 10-K for fiscal years 1994 and 1995, its Quarterly Reports on Form 10-Q from the first fiscal quarter of 1996 through the third fiscal quarter of 1996, and as incorporated in a private placement memorandum used in connection with the offer and sale of CSC common stock from at least July 1, 1994 to January 1, 1996, materially false and misleading. The Complaint further alleged that Rogers, Hitt and Armijo made materially false and misleading statements to investors and prospective investors concerning CSC's technology, including claims that CSC owned certain patents and licenses that, in fact, it did not own; that from at least January 1, 1992, in public filings, in private placement memoranda, and in letters, demonstrations and other communications to investors and potential investors, Rogers, Hitt and Armijo falsely represented that CSC was actively engaged in research and development toward producing commercially competitive fingerprint identification technology when, in fact, CSC was engaged in no substantial business activities other than the sale of stock to investors; that, among their misrepresentations, Rogers, Hitt & Armijo represented that CSC had developed a new generation of its fingerprint identification technology with substantial market potential when, in fact, Rogers and Hitt had merely stolen a prototype of a fingerprint identification device developed by individuals not associated with CSC and presented it as CSC's technology, protected by CSC's patents; that on the basis of the above misrepresentations and additional misrepresentations and material omissions, subsequent to July 1, 1993, Rogers, Hitt and Armijo fraudulently obtained for CSC at least 2.9 million dollars in proceeds from the sale of CSC common stock to individual investors; and, in addition, during the period when CSC's public filings and its statements to investors concerning its financial operations and its purported technology and business relationships were materially false and misleading, Rogers, Hitt and Armijo caused at least ten million shares of CSC's common stock to be issued to each of them, and at least Hitt and Armijo sold substantial amounts of that stock to the public.

Depositions of the Company's officers and employees relating to the SEC Complaint were initiated on June 18, 1996. On June 28, 1996, Mr. Floegel resigned as President and a Director of CSC. On July 5, 1996, Mr. Armond Schroeder, President of CSC's subsidiary, International Financial Systems, Inc. ("IFS"), was appointed to serve as President of CSC. On August 9, 1996, Mr. Eli Buchalter, CSC's auditor since 1989, notified the Company that certain information had come to his attention subsequent to his September 20, 1995 report that he believed might materially affect the financial amounts and disclosures set forth in his report, and that accordingly, he was withdrawing his opinion on CSC's financial statements for June 30, 1995. He requested that all persons known by the Company to be holders of the June 30, 1995 financial statements be notified to return them to the Company and to not place any further reliance on the statements. On August 14, 1996, the Buchalter Accountancy Corp. resigned as the Company's auditor. On September 24, 1996, the Company retained the firm of Farber & Hass as its new auditor. For further detail concerning the resignation of the Buchalter Accountancy Corp., refer to "ITEM 8: CHANGES IN AND DISAGREE-MENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE."

On September 19, 1996, the SEC announced that CSC, Rogers and Armijo had consented to a permanent injunction and other relief, without admitting or denying the allegations in the SEC Complaint, enjoining CSC, Rogers and Armijo from future violations of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), and Rule 10b-5 thereunder, Sections 13(a) and 13(b)(2)(A) and (B) of the 1934 Act and Rules 13a-1, 13a-13, and 12b-20; prohibiting CSC from transferring any corporate funds or assets to or for the benefit of Hitt; requiring CSC to prohibit Rogers, Armijo and Hitt from acting as officers or directors of CSC; and permitting CSC to retain Rogers and Armijo as consultants to the Company with restrictions on the length of time and gross compensation to be paid to them. Hitt, having lived in Malaysia since 1992, was not represented in the matter and has reached no settlement agreement with the SEC. As a result of the entry of the permanent injunction, Rogers retired and Armijo resigned his position with the Company on September 19, 1996.

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

Subsequent to the SEC's filing of its Complaint, the Company has experienced an increasingly critical shortage of working capital, with priority for the usage of its very limited funds being given to legal fees and essential Company survival expenses other than salaries. Indeed, it does not presently have sufficient cash assets, without the borrowing of funds from third parties, to pay the costs of legal counsel retained for the continued representation of the Company in the above-described SEC litigation and for needed advice and assistance in compliance with the disclosure and reporting requirements of the 1934 Act. As a result, the Company's business operations, at present, are essentially dormant with approximately $3,500 in funds available for operations as of September 15, 1997. In addition, the Company has vacated its previous business offices and is now utilizing, on a month-to-month basis, a 180 square-foot executive suite, at 4667 Mac Arthur Boulevard, Suite 400, Newport Beach, California 92660, at a monthly rental of $625. Apart from the officers referred to above, the Company has no paid employees. The Company is not presently selling any products nor does it have the components to manufacture or produce products.

Despite these extremely adverse operational and financial conditions, the current Board of Directors believes the Company could continue in business if it were able to raise additional capital of at least $125,000, which would be utilized primarily to enable the Company to confirm its legal rights to the Comparator 5000 fingerprint comparison device referred to under "ITEM 1: BUSINESS - History" below. In addition, the Company's Management believes it will need approximately $375,000 to establish its rights to, and implement an initial sales and marketing plan for technology that the company had developed prior to the Comparator 5000. THE MANAGEMENT OF THE COMPANY IS AWARE, HOWEVER, AND ACKNOWLEDGES HEREIN, THAT THERE ARE PRESENTLY SIGNIFICANT LEGAL ISSUES AS TO THE OWNERSHIP RIGHTS THAT THE COMPANY MAY HAVE TO THE TECHNOLOGY IN THE COMPARATOR 5000 DEVICE, AND POSSIBLY TO ANY OTHER TECHNOLOGY CLAIMED BY THE COMPANY. WHILE THE COMPANY BELIEVES THAT THE FACTS RELATING TO THE DEVELOPMENT OF THE COMPARATOR 5000 TECHNOLOGY AND CERTAIN OTHER TECHNOLOGY WILL ULTIMATELY SUPPORT COMPANY CLAIMS TO ITS RIGHTS TO THIS TECHNOLOGY, CERTAIN FORMER CONSULTANTS AND EMPLOYEES OF THE COMPANY DISPUTE THESE CLAIMS AND CONTINUE THEIR CLAIM TO THE OWNERSHIP OF THE COMPARATOR 5000 AND THE RELATED TECHNOLOGY. IN ADDITION, THE STAFF OF THE SEC IN THE CURRENT LEGAL PROCEEDINGS HAS EXPRESSED CONCERNS WITH THE COMPANY'S CLAIMS TO OWNERSHIP RIGHTS IN THE COMPARATOR 5000 TECHNOLOGY AS WELL AS ANY OTHER TECHNOLOGY CLAIMED BY THE COMPANY. ACCORDINGLY, INVESTORS ARE CAUTIONED THAT EVEN IF THE COMPANY WERE SUCCESSFUL IN RAISING ADDITIONAL CAPITAL, OF WHICH THERE CAN BE NO ASSURANCE, THERE ARE SIGNIFICANT LEGAL ISSUES RELATING TO OWNERSHIP RIGHTS IN THE COMPARATOR 5000 TECHNOLOGY, AND ANY OTHER TECHNOLOGY CLAIMED TO HAVE BEEN DEVELOPED BY THE COMPANY, THAT WILL ULTIMATELY HAVE TO BE RESOLVED FAVORABLY TO THE COMPANY, IN ORDER FOR THE COMPANY TO RECOMMENCE BUSINESS OPERATIONS AND TO HAVE ANY OPPORTUNITY TO BECOME FINANCIALLY VIABLE.

History

The Company was founded to develop and market fingerprint comparison systems designed to verify people's identities. The Company was incorporated in California on July 12, 1976. On October 12, 1978 a Colorado corporation of the same name was incorporated, and on January 12, 1979 the California corporation was merged into the Colorado corporation, which survives today.

CSC has been engaged in research and development, and in the intermittent manufacture and marketing of fingerprint-based identity verification systems since its initial public offering in 1979. Notwithstanding its incorporation nearly 20 years ago, and sales of the ID-1 in the 1980's, the Company is currently in a development stage, has yet to achieve operational profitability, and as discussed above, presently is essentially inactive and in need of significant additional capital if it is to have any possibility to continue in business.

In the 1980's, CSC introduced and marketed its first-generation fingerprint comparison system, the Comparator Model ID-1, to the law enforcement market. That device was used primarily by jails and prisons to verify that the right prisoners were being released. Model ID-1 systems were in use in correctional facilities since 1984 and have performed accurately and reliably, and not one error by a Model ID-1 has ever been reported by a law enforcement customer. The ID-1, however, was an electro-optical analog device that required an attendant to operate it, and the use of hard-copy inked fingerprints. CSC was not successful in selling the ID-1 to commercial customers, who wanted "live-scan" fingerprint capture and comparison, digital storage and retrieval and unattended operation. The Company was unable to achieve self-supporting sales to law enforcement customers alone and, therefore, initiated further research to develop a digital system.

Developments relating to the Company in the past three years have been as follows. In July 1993, CSC entered into agreements with Malaysian investors to establish a joint venture company in Kuala Lumpur, Malaysia, to complete development of, and to manufacture new, digital fingerprint comparison products. The Malaysian investors agreed to invest approximately $4,000,000 in the Malaysian joint-venture company, and they also subscribed to purchase approximately $18,000,000 of CSC's common stock. Ten percent of the agreed-upon investment was paid-in through a private placement of CSC's restricted stock in October 1993.

In November 1993, it was discovered that Karen Kay Churchill, the Company's then vice president and corporate secretary, and an employee of eight years standing, while managing CSC's US offices for the prior two years, had improperly issued an estimated $747,778.40 of CSC's stock to herself, her family and her friends and had misapplied an estimated $81,613.21 of Company funds to satisfy her personal obligations.

In January 1994, Ms. Churchill's services were terminated. In late January 1994 a prototype fingerprint comparison device that had been loaned to CSC in October 1991 by VVL, a Scottish company for CSC to market test, was found to be in storage on the Company's premises. On February 1, 1994, CSC shipped the unit back to Scotland, approximately two years later than originally agreed, with its apologies and with funds to cover costs incurred by VVL due to the long delay. CSC had signed an agreement in September 1991 with VVL that called for CSC to market test the VVL design and, if the market testing proved positive, to enter into negotiations for a further agreement under which either VVL might manufacture the product for CSC to sell under private label, or alternatively CSC might manufacture the device under license from VVL. The relationship between the companies never proceeded beyond the market testing that CSC conducted in 1991 and early 1992. The VVL prototype fingerprint comparison is alleged in the SEC Complaint to have been stolen by the Company and to have been presented to the public as the Company's technology, protected by CSC's Patents.

In March 1994, after completing an accounting and causing it to be reviewed by two independent auditors, the Company filed a criminal complaint against Ms. Churchill with the Irvine, California, Police Department, and the Company also notified the public, its shareholders and the Malaysian investors of the situation. The Malaysian investors declined to proceed further with their financial commitments to CSC; and, in May 1994, CSC's Malaysian joint venture company ceased operations. In August, 1994 CSC completed the relocation of the last of its engineers and scientists back to the United States. During this period. CSC acquired all of the shares of Wira Asset Management Sdn Bhd, an inactive Malaysian corporation with the intention of using Wira as its marketing base for the Southeast Asian market, when the Company was capable of selling its new product line. The loss of the Malaysian funding, which had taken almost two years to arrange, was financially crippling to CSC, and the Company immediately began the search for replacement major financing, which has not to date been accomplished.

In 1994, CSC continued development of fingerprint technology initiated in Malaysia in 1992, in California at a much reduced rate due to limited working capital. CSC covered some of its capital needs through private placements of its restricted stock to its shareholders. CSC's engineers, now working as consultants to the Company rather than employees, began to cover some of their own costs in the continued development of the digital fingerprint comparison technology that CSC had originated in Malaysia in 1992. In June 1995, CSC retained the services of Mr. Richard E. Floegel, who had previously been vice president operations of a subsidiary of Hitachi Imaging Products, as CSC's president and chief operating officer.

In October 1995, CSC established International Financial Systems, Inc. (IFS), a wholly-owned subsidiary engaged in the business of developing hardware/software operating and accounting systems and marketing them to financial institutions such as credit unions. IFS was established by CSC with the acquisition of hardware from a bankrupt predecessor company and the acquisition of software from the developer. In November 1995, IFS established a subsidiary in Honduras, where it began to market a Spanish language version of its credit union operating systems.

CSC continued to raise limited but inadequate amounts of working capital through private placements of its restricted stock to its shareholders. CSC's engineers increasingly expressed dissatisfaction with the Company's inability to fully pay them for their work on the development of the pre-production prototypes of the Comparator 5000 Series fingerprint comparison products (the "Comparator 5000"), and threatened to take CSC's fingerprint comparison product to the market themselves if not paid. On October 23-25, 1995, CSC participated in the annual North American Data General Users Group (NADGUG) exhibition in Washington D.C., which was the first public showing of pre-production prototypes of the Comparator 5000. In its 10-Q report for the quarter ending September 30, 1995, CSC announced its plans to attend the MILIPOL 95 Exposition in Paris beginning November 21, 1995, and CSC demonstrated production prototypes of the Comparator 5000 at MILIPOL. In its 10-Q reports for the quarters ending September 30, 1995 and December 31, 1995, CSC announced plans to formally introduce the Comparator 5000 to the market at the CardTech/SecurTech Exhibition to be held in Atlanta May 14-16, 1996. As discussed above (see "ITEM 1: BUSINESS - Current Material Developments") certain engineers who worked for the Company on the development of the Comparator 5000 technology currently claim that they, and not the Company, own the rights to the Comparator 5000.

In October 1995, CSC filed a civil suit against Ms. Churchill and 33 other defendants relating to the improper and unauthorized issuance of CSC shares and the misapplication of CSC funds. Ms. Churchill filed for personal bankruptcy but, on May 30, 1996, the

Company obtained a judgment against Ms. Churchill from the Bankruptcy Court for stock and cash with a value of approximately
$512,500. Litigation against other defendants is still proceeding as the Company is able to pay the legal fees involved.
CSC has not had the funds available to it to attempt collection from Ms. Churchill of the judgment it holds against her.

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

On Friday, May 3, 1996, IDID traded 121,289,774 shares, closing at 9/32, with a high of 7/16. The NASD called the Company regarding the unusual trading. The last news release the Company had issued had been on February 7, 1996, and at the direction of the NASD, CSC issued a news release on Monday morning, May 6, regarding its planned May 14 new product introduction of the Comparator 5000 in Atlanta. On May 6 IDID traded 152,210,964 shares, closing at 1 1/32, with a low of 5/16 and a high of 1 1/16. On Tuesday, May 7, 180,298,533 IDID shares traded, reaching a high of 1 5/8 before closing at 7/8. On Wednesday, May 8, 82,794,218 IDID shares were traded, with a high of 7/8 and a low of 15/32. On May 9, 1996 the NASD halted trading pending an investigation of the unusual activity, agreeing to resume IDID trading on Monday, May 13. The SEC then joined the investigation and the trading halt was extended. CSC proceeded as planned with the introduction of the Comparator 5000 Series at the Atlanta CardTech/SecurTech Exposition commencing May 14, 1996. On June 12, 1996 the Company withdrew its stock from NASDAQ, and its shares commenced trading informally. Refer to "ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS" elsewhere in this report.

On May 13, 1996 a class action was filed against CSC and Rogers et al. in the Superior Court of the State of California, County of Orange, by attorneys representing shareholders who purchased CSC common stock from May 6, 1996 through May 8, 1996, inclusive, claiming damages in excess of $300,000,000. Refer to "ITEM 3:
LEGAL PROCEEDINGS" elsewhere in this report.

On May 31, 1996 the SEC filed its Complaint against the Company and three of its officers and a temporary restraining order was issued against the defendants as detailed in Civil Action No. 96-3856 LGB (Jgx). For further detail concerning the SEC Complaint and the subsequent material events affecting the Company and its business operations, including the consent of the Company, Rogers and Armijo to the entry of a permanent injunction and other ancillary relief, refer to "ITEM 1: BUSINESS - Current Material Developments" above.

General Business

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

CSC, through IFS, a wholly-owned subsidiary, has produced, marketed and supported English language and Spanish language operating and accounting systems for use by financial institutions such as credit unions. Its products have been designed with the flexibility to conform to each financial institution's requirements, and the simplicity to make them easy to implement, use and maintain. IFS has been a Master Developer of State Of The Art's MAS 90 Accounting Software. As a Master Developer, IFS has provided custom modifications of this software to meet the individual needs of its customers. All modules of the MAS 90 software are available in English and some in Spanish. IFS has a wholly-owned subsidiary in Honduras, SFI, which was organized for the purpose of focusing on Latin American business opportunities. Since the acquisition of IFS and SFI the Company has not realized profitability from either entity. At this time the operations of IFS and SFI have been abandoned and the Company has no present plans to pursue reactivating these subsidiaries.

The Market

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

Since 1990 CSC has endeavored to operate in the identity verification market with products which are in production prototypes stage, that can address numerous identity verification applications. These applications exist whenever one or another of multiple parties are required to prove or verify their identity. Typical applications include:

      - Welfare benefits
      - Social Security/Provident Fund Benefits

      - National identification cards
      - Passports, resident alien identification cards
      - Drivers licenses
      - Restricted area access
      - Electronic or data access
      - Patient ID, drug access control
      - Employee time and attendance verification
      - Credit and debit cards

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

With respect to IFS, sales of its products have in the past been carried out by its employees. As of December 31, 1996, the key employees responsible for US sales have left the Company due to its inability to pay them. The Company is not presently able to finance the recruiting and training of new sales personnel, or to resume domestic sales activities and, accordingly, has discontinued the operations of these subsidiaries and presently has no plans for its reactivating.

IFS had previously begun the process of translating its MAS 90 Accounting Software into a Spanish version for use by its Honduran subsidiary. With the loss of the Company's personnel and the lack of cash assets the Company cannot deliver a completed Spanish version of the MAS 90 software application to generate future revenues. As the Honduran subsidiary has never reached a level of sales sufficient to support itself, the Company has discontinued the operations of this subsidiary and presently has no plans for its activation.

Competition

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

Firms other than CSC that have pursued the development of Identity Verification Systems typically employ some form of "minutiae" technology to digitize and store fingerprint details for later retrieval and comparison with real-time fingerprints. To the best of the Company's knowledge none has the potential accuracy capability of the Comparator 5000. CSC, in contrast to its competitors, does not employ minutiae comparison, but rather employs proprietary image processing comparison technology for comparing entire fingerprints with each other. Based on such information as it has, the Company believes that certain features of the Comparator 5000 Series product line, including durability, simplicity, and, above all, high accuracy, constitute significant competitive advantages.

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

Patents, Copyright, Purchase Fee

Assuming the Company is able to raise needed capital and successfully resolve the issues described herein relating to ownership of the Comparator 5000 technology, and certain other technology referred to below, the performance of the Company will depend on the success of the Comparator 5000 product line and other products, if any, developed based on the Company's other technology.

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

It is the opinion of Management that the technologies developed prior to, and the basis of, the Comparator 5000 device can be integrated into a commercially marketable form. This will require adaptations of the prototype hardware and software and physical configuration separate from the Comparator 5000. The Company believes that the inclusion of data storage features should produce a product that has a market and demand.
Management has reviewed the prior technologies and believes that if the Company is able to raise approximately $500,000 in additional capital, it should be able to not only resolve its legal rights to the Comparator 5000 and the prior technology, but be able to establish and implement an initial sales and marketing plan for these technologies.

Research and Development

Since the inception of research and development on the first generation of product that has evolved into the Comparator 5000 series, CSC has spent $750,194 in research and development related expenses to achieve the present technology generation.
Of this amount, during the fiscal year ending June 30, 1995, $36,357 was expended and during the fiscal year ending June 30, 1996, $128,336 was expended. These expenditures did not include benchmark testing, which has not yet been accomplished. No money was spent for research and development during the fiscal year ended June 30, 1997 and the Company presently does not have any funds to continue with needed additional research and development expenditures, nor is it able to pay previously incurred expenses owing to third parties, employees/consultants for their services in connection with the development of the Comparator 5000 technology.

Employees

As the date of this filing, other than the two individuals who were elected to serve as officers of the Company, the Company does not have any paid employees. For further detail, refer to "ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY."


ITEM 2.  DESCRIPTION OF PROPERTY

Because of the lack of funds the Company has had to vacate its headquarters in Newport Beach, California which consisted of approximately 5,900 square feet of offices. At present, the Company's only facility is a 180 square foot full service executive suite in Newport Beach which is leased on a month-to-month basis at a monthly cost of approximately $625.


ITEM 3:  LEGAL PROCEEDINGS

(a)    Pending Proceedings

A class action lawsuit, case number 763689, Eric Aafedt, et al., on Behalf of Themselves and All Others Similarly Situated vs. Robert R. Rogers, et al in May 13, 1996 by shareholders who purchased CSC common stock from May 6, 1996 to May 8, 1996 inclusive, claiming damages in excess of $300,000,000 in the Superior Court of the State of California for the County of Orange. The Company will defend its position; however, there can be no assurance that the Company will be successful in its defense of this lawsuit. A trial date has been requested by the plaintiff but to date no trial date has been set. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

A lawsuit, case number 747725, Gary Wykidal vs. Comparator Systems Corporation, the former SEC lawyer for the Company, alleging unpaid legal fees, and the Company filed a cross-complaint alleging legal malpractice in rendering legal services in the Superior Court for the State of California for the County of Orange. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

The Securities and Exchange Commission filed a civil action against the Company on May 31, 1996, which can be cross-referenced to "ITEM 1: BUSINESS."

(b)    Judgments

The following judgments against the Company at June 30, 1997 are:

The Company had fully paid the judgment C 466940 dated 8/6/85 by City National Bank vs. Comparator Systems Corp., et al. in the Los Angeles Superior Court, Central District. However, a judgment against the Company for $83,262.41 was refiled on 6/30/94. No provision was made for this amount in the books. The Company will defend its position; however, there can be no assurance that the Company will be successful in its defense of this lawsuit. Adverse outcome of this lawsuit would have a material adverse impact against the Company.

The Company had paid $27,000 on a judgment of $66,341.26, case number 64356, Rusty Pelican Restaurants, Inc. vs. Swiss Pacific Group, S.A., et al. but agreed upon $45,000, with $18,000 remaining. Since May 1996, the Company had been in negotiation to try its best to settle the remaining balance.

The Company had been issued Certificates of Release of Federal
Tax Lien by the IRS. However, the filing records of the Secretary of State of California have yet to be updated.

The Company was a judgment debtor in 26 cases in which judgment against the Company has become final, with an aggregate unsatisfied judgment debt of $295,036 and accrued interest of $201,168. The Company believes that 25 cases had expired due to the statute of limitations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                            PART II


ITEM 5:  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

(a) The Company's common stock, symbol IDID, was traded over the counter on NASDAQ until trading was halted on May 9, 1996 and delisted from NASDAQ on June 12, 1996. It has since been trading only informally, and accordingly, no regular public trading quotations in the Company's common stock have been available to the Company. For the period beginning July 1, 1994 and ending June 30, 1996, the approximate high and low inter-dealer bid quotations were as set forth below. The source of such quotation data is the National Association of Securities Dealers, Inc., Such prices are without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter/Period Ended          High Bid       Low Bid
<s)
September 30, 1994            0.03125        0.03125
December 31, 1994             0.03125        0.03125
March 31, 1995                0.03125        0.03125
June 30, 1995                 0.03125        0.03125
September 30, 1995            0.03125        0.03125
December 31, 1995             0.03125        0.03125
March 31, 1996                0.03125        0.03125
May 8, 1996                   0.87500        0.46875
June 30, 1996                 1.62500        0.00500

(b) The approximate number of record holders of the Company's common stock at September 15, 1997 was 8,900.

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

Recent Sales of Unregistered Securities

The common stock of the Company sold within the past three years without registering the securities under the Securities Act:

                                             Number of
                                     Shares            Amount
Fiscal Year June 30, 1995
Issuance of shares for:
Salaries                            24,596,273       $  721,323
Services                             5,595,749          138,296
Cash                                22,971,097          599,483
Debt                                   797,097           14,501
Stock Cancellation                  (2,728,984)         (51,621)
                                   -----------       ----------
                                    51,231,232       $1,421,982
Fiscal Year June 30, 1996
Issuance of shares for:
Services                            18,619,422       $  552,976
Cash                                27,370,713          836,107
Common Stock subscribed but
 not issued                                             136,518
                                   -----------       ----------
                                    45,990,135       $1,525,601

Fiscal Year June 30, 1997
Issuance of shares for:
Common Stock converted               3,900,000
                                   -----------       ----------
TOTAL                              101,121,367       $2,947,583

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

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Overview

The Company was founded in 1976, and is one of the pioneers in the field of Biometrics, employing fingerprint comparison technology to verify people's identities. CSC is a publicly-traded company with approximately 13,000 shareholders. Its common stock was traded on the National Association of Security Dealers Automated Quotation system (NASDAQ) under the symbol IDID from February 1990 to June 1996, and is now informally traded. The operations of CSC's two wholly-owned subsidiaries, IFS and SFI, have been abandoned due to a lack of operating capital. As of the date of this filing the business operations of CSC have essentially ceased because of the lack of operating funds and the Company does not have any full-time paid employees.

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

Plan of Operation

The Company's plans to market fingerprint comparison products were interrupted in May 1996, and as a result the Company has expended all of its available cash resources. As of the date of this filing, the Company had approximately $3,500 in funds available for operations. Unless the Company is able to raise a minimum of $500,000 in additional capital within the next several months, the current cessation of the Company's business will become permanent. There can be no assurance that the Company will be able to raise this needed capital.

As of the date of this filing, the Company requires significant immediate additional funds in order to facilitate the resolution of current legal issues relating to the ownership of the technology discussed in the General Business section of this report. As indicated elsewhere in this report, the very survival of the Company hinges on its ability to raise additional funds in the immediate future. Financial difficulties have not been uncommon in the history of the Company and there can be no assurance that it will be able to raise the capital it now needs, or that such capital will ultimately enable the Company to commence any profitable business operations.

The short-term funds the Company needs immediately would be disbursed to accomplish the following:

- Make final payments to confirm ownership of the Company's new fingerprint comparison technology.

- Make payments to reduce short-term debt.

-    Resolve outstanding legal issues concerning the technology.

- Fill the immediate clerical and support staffing requirements to facilitate the conduct of daily business operations.

- Adapt, and modify prior generation technology and integrate with unique data storage ability to facilitate the development and implementation of an initial sales and marketing plan.

- Permit the Company to focus on creating a revised Business
  Plan to facilitate the Company's plans to raise longer-range financing.

- Fully cover the Company's normal monthly operating expenses.

The Officers and Directors of the Company will immediately address a revised business plan for the next twelve months of operations if short-term capital becomes available to meet the above listed requirements. It should be noted that there can be no assurances that the Company will achieve profitability, or be successful in bringing its products to market or developing a market for its products or indeed be able to obtain the necessary funds to continue in business.

Results of Operations

The loss from operations for the fiscal year ended June 30, 1997 was $748,872, which represented a decrease of $1,245,212 or 62% over the fiscal year 1996 loss of operations of $1,994,084. The decrease was due to the abandonment of IFS and SFI and the resulting reclassification of their revenues and expenses in 1997 to "discontinued operations." In addition, the lack of adequate capital resulted in the termination of its employees and the shut-down of operations in early 1997.

General and administrative expenses in fiscal 1997 decreased 69% to $508,390 as compared to $1,615,382 in fiscal 1996.
Expenditures in this category continued to focus on salaries and general business operations and reflects the reduction operations throughout fiscal 1997.

The Company has experienced significant operating losses and has a negative working capital amounting to approximately $4,071,000 as of June 30, 1997, and has $3,500 in funds available for operations. At this time, there is significant uncertainty regarding whether the Company will survive as a going concern. The financial statements have been prepared assuming the Company will continue to operate which contemplates the realization of assets and the settlements of liabilities in the normal course of business. At the date of this filing, no adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities.

Financial Position, Capital Resources and Liquidity

The Company's primary sources of cash during the fiscal year ended June 30, 1997, were funds generated through the discontinued operations of its wholly-owned subsidiaries IFS and SFI of approximately $242,000, and additional loans. The Company currently lacks sufficient capital resources to satisfy near-term and long- term capital needs and, at present, has temporarily discontinued business operations.

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information for the Registrant for the fiscal years ended June 30, 1997 and 1996 is filed as part of this report.

Index to Audited Financial Statements:                Page

Independent Auditors' Report                           34

Financial Statements:

Balance Sheets at June 30, 1997 and 1996               36

For the years ended June 30, 1997 and 1996

          Statements of Operations                     38

          Statements of Shareholders' Deficit          39

          Statements of Cash Flows                     40

          Notes to Financial Statements                41

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and noted thereto.


ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

NONE


                            PART III


ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

As of June 30, 1997, the following were the directors and executive officers of the Company:

NAME                     POSITION                      AGE
Thomas C. Hanscome       Chairman, CEO                 54
                         and President

Donald Levering          Director                      53

John D. Hinterleitner    Corporate Secretary, CFO      43
                         and Executive Vice President

                         DIRECTOR                 OFFICER
                         SINCE                    SINCE
Thomas C. Hanscome       June 1997                June 1997

Donald Levering          September 1996

John D. Hinterleitner    June 1997                June 1997

During the year, Ms. Marianne Bedford resigned as Chairperson and CEO of the Company on March 21 after less than 12 months with the Company. Mr. Richard E. Floegel resigned as President and Director on June 28, 1996 after 13 months with the Company. Mr. Armond J. Schroeder was appointed CEO, Director and President on July 5, 1996 and resigned on December 4, 1996. He declared personal and business bankruptcy in June 1995.

Pursuant to the settlement agreement on September 18, 1996 with the SEC, Mr. Robert Reed Rogers and Mr. Gregory A. Armijo resigned their positions as directors and executive officers of the Company but remained as Consultants to the Company. Mr. Rogers and Mr. Armijo have since left the Company and are no longer providing any consulting services to the Company. See "ITEM 3: LEGAL PROCEEDING," and "ITEM 1: BUSINESS - History."

Mr. Donald Levering had been with the Company since 1994 and has over twenty-five years of experience in sales and marketing in the consumer goods and automotive field. He holds a teaching credential in industrial and business management and teaches at Long Beach City College.

As of June 2, 1997 Thomas C. Hanscome, age 54, and John D. Hinterleitner, age 43, were appointed to the Board of Directors. Mr. Hanscome was also appointed Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Hinterleitner was also appointed to be the Company's Executive Vice President and CFO and to replace Ms. Celeste Sim as the Company's Secretary. The following are the business backgrounds of Messrs. Hanscome and Hinterleitner.

Mr. Hanscome joined the Company in June of 1997. Mr. Hanscome has over 30 years of business experience as a corporate executive, business owner. Mr. Hanscome holds a General Securities (series 7) and a General Securities Principal (series
24) license with the NASD (not currently active). In his capacity as marketing representative he has participated in the sale of over $100,000,000 in investments securities in both public and private limited partnerships since 1983. In addition Mr. Hanscome has been engaged in corporate financing, sales, marketing, and manufacture of industrial and consumer products.

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


ITEM 10:  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning annual, long term and other compensation received during the three fiscal years ended June 30, 1997, by officers of the Company, and compensation received and to be received by (i) the current Chief Executive Officer of the Company, and (ii) the Company's four most highly compensated executive officers whose annual salary and bonus compensation exceeded $100,000:

                                                     Long
                                                     Term
Name and Principal    Fiscal                         Compen-  All
Position              Year    Salary       Bonus     sation   Other
----------------------------------------------------------------------
Robert Reed Rogers
CEO                   1996    $125,000     N/A       N/A      N/A
President, CEO        1995    $125,000     N/A       N/A      N/A

Richard E. Floegel    1996    $110,000     $55,000   N/A      N/A
President, CEO

Armond J. Schroeder   1997    $ 19,935     N/A       N/A      $52,846
President, CEO

Marianne Bedford      1997    $  9,830     N/A       N/A      N/A
President, CEO

Thomas C. Hanscome
President, CEO        1997    $ 12,500(1)  (1)       N/A      N/A

John D. Hinterleitner
Secretary, CFO        1997    $ 10,000(2)  (2)       N/A      N/A

     (1) For consideration of accepting employment, in addition to an annual salary of $150,000, the board granted Mr. Hanscome the right to receive shares of the Company's Common stock at the rate of 1,000,000 shares per month for months one through six, 2,000,000 shares per month for months seven through twelve and 3,000,000 shares per month for months thirteen through eighteen. Salary for 1997 has been accrued and not yet paid.
     (2) For consideration of accepting employment, in addition to an annual salary of $120,000 the board granted Mr. Hinterleitner the right to receive shares of the Company's Common stock at the rate of 500,000 shares per month for months one through six, 1,000,000 shares per month for months seven through twelve and 1,500,000 shares per month for months thirteen through eighteen. Salary for 1997 has been accrued and not yet paid.

During the fiscal year ended June 30, 1997 no shares were issued.

During the fiscal year ended June 30, 1996, 4,583,333 shares were issued to reduce the cost of services provided by the President, Richard E Floegel, by $137,500. No shares were issued to reduce accrued salaries of employees.
During the fiscal year ended June 30, 1995, 24,596,273 shares were issued to reduce accrued salaries of employees by $721,323.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND POTENTIAL CHANGE IN CONTROL

Security Ownership of Certain Beneficial Owners.

The following table shows the ownership of common stock by persons other than members of management owning more than 5% of the 614,234,838 outstanding shares as of September 15, 1997. Unless otherwise indicated, all persons have voting and investment power over the shares listed as beneficially owned by them in the table.

                              Number of Shares    Percentage of
Name of Beneficial Owner      Owned               Class Owned
Robert Reed Rogers and
Celeste Sim*                  79,783,374          13.5%

* Includes 30,667,775 shares jointly owned with Celeste Sim, his wife, and 3,405,450 shares owned by Celeste Sim.

Security Ownership of Management

The following table shows the ownership of common stock by directors, and all directors and executives as a group, as of September 15, 1997. The percentages given under "Percentage of Class Owned" are based on a total of 614,234,838 shares outstanding. Unless otherwise indicated, all persons have voting and investment power over the shares listed as beneficially owned by them in the table.

                              Number of           Percentage of
Name of Beneficial Owner      Shares Owned        Class Owned
----------------------------------------------------------------
Donald Levering                4,921,281          0.80%
Thomas C. Hanscome             5,150,000(1)       0.83%
John D. Hinterleitner          2,550,000(2)       0.42%
All directors and officers
  as a group                  12,621,281          2.05%

(1) Includes 5,000,000 shares of common stock entitled to receive pursuant to employment agreement, for further detail see "ITEM 10: EXECUTIVE COMPENSATION" above.
(2) Includes 2,500,000 shares of common stock entitled to receive pursuant to employment agreement, for further detail see "ITEM 10: EXECUTIVE COMPENSATION" above.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 10 above with respect to the salary to be paid and the shares of the Company's common stock to be issued to Messrs.
Hanscome and Hinterleitner in consideration of their agreement to serve as officers of the Company.


                            PART IV


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits  Description

 3.1      Articles of Incorporation of the Company dated October
          12, 1978 (1)
          Amendment to Articles of Incorporation of the Company dated February 1, 1989 and dated December 31, 1989 (2).
 3.2      By-Laws of the Company as amended (3)
10.1 Consulting Agreement between CSC and T.H.E. Investment Specialists International dated March 26, 1997.
10.2 Employment Agreement between CSC and Thomas C. Hanscome dated July 10, 1997.
10.3 Employment Agreement between CSC and John D. Hinterleitner dated July 10, 1997.

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

                       Reports on Form 8-K

  (1) The Company filed a Current Report on Form 8-K dated July 5, 1996, with respect to the appointment of Mr. Armond J. Schroeder as President and CEO, the judgment against Ms. Churchill in the United States Bankruptcy Court in San Diego, California, and the retirement of Mr. Robert Reed Rogers.
  (2) The Company filed a Current Report on Form 8-K dated August 14, 1996, with respect to the resignation and withdrawal of opinion on the Financial Statements for the year ended June 30, 1995 of the auditor, Eli Buchalter Accountancy Corp.
  (3) The Company filed a Current Report on Form 8-K dated September 18, 1996, with respect to the settlement of Civil Action No. 96-3856(JGx)(LGB), with the Securities and Exchange Commission, the retirement of Mr. Robert Reed Rogers and resignation of Mr. Gregory Armijo and the appointment of Ms Celeste Sim as Secretary and the appointment of Ms. Marianne Bedford and Mr. Donald Levering as directors.
  (4) The Company filed a Current Report on Form 8-K dated December 16, 1996, with respect to the resignation of Armond J. Schroeder as President and Director and appointment of Ms. Marianne Bedford as Chairperson to the Board.
  (5) The Company filed a Current Report on Form 8-K dated April 3, 1997, with respect to the resignation of Marianne Bedford as President Chairperson and CEO.

                           SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPARATOR SYSTEMS CORPORATION



By:  /s/ Thomas C. Hanscome             Date:  October 10, 1997
     -------------------------                 ----------------
     Thomas C. Hanscome,
     Chief Executive Officer, and
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities on the dates indicated



By:  /s/ Thomas C. Hanscome             Date:  October 10, 1997
     -------------------------                 ----------------
     Thomas C. Hanscome
     Chairman of the Board
     (Chief Executive Officer)


By:  /s/ John D. Hinterleitner          Date:  October 10, 1997
     -------------------------                 ----------------
     John D. Hinterleitner
     Director, Treasurer and Secretary
     (Chief Financial Officer)


By:  /s/Donald R. Levering              Date:  October 10, 1997
     -------------------------                 ----------------
     Donald R. Levering
     Director

                       COMPARATOR SYSTEMS
                          CORPORATION

                      Financial Statements
                      For the Years Ended
                     June 30, 1997 and 1996
                and Independent Auditors' Report

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Comparator Systems Corporation:

We have audited the accompanying balance sheets of Comparator Systems Corporation (the "Company") as of June 30, 1997 and 1996 and the related statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain sufficient evidence supporting the results of operations of the Company's foreign subsidiary which was abandoned in March 1997. In addition, as discussed in Note 4 to the financial statements, the Company is a defendant in a class-action lawsuit. The ultimate outcome of this lawsuit cannot presently be determined. Accordingly, no provision for any liabilities that may result upon adjudication has been made in the accompanying financial statements.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the records of the foreign subsidiary and determine the ultimate outcome of the lawsuit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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




                                        /s/Farber & Hass
                                        --------------------
                                        Farber & Hass



Oxnard, California
September 23, 1997

COMPARATOR SYSTEMS CORPORATION

BALANCE SHEETS
JUNE 30, 1997 AND 1996
-----------------------------------------------------------------------
                                               1997              1996
ASSETS

CURRENT ASSETS:
Cash                                        $   2,523         $  42,980
Other receivables (net of allowance
  for doubtful accounts $831,017)              14,744            30,675
Prepaid expenses and other current assets                         9,355
                                            ---------         ---------
Total current assets                           17,267            83,010

PROPERTY AND EQUIPMENT:
Machinery and equipment                       139,551           141,320
Furniture and fixtures                         60,117            77,904
Tooling and molds                              74,998            74,998
                                            ---------         ---------
Total property and equipment                  274,666           294,222
Less accumulated depreciation                (254,666)         (217,662)
                                            ---------         ---------
Property and equipment, net                    20,000            76,560

DEPOSITS                                                         29,305
                                            ---------         ---------

TOTAL ASSETS                                $  37,267         $ 188,875

(Continued)

COMPARATOR SYSTEMS CORPORATION

BALANCE SHEETS - Continued
JUNE 30, 1997 AND 1996
-----------------------------------------------------------------------
                                                1997            1996
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Judgements and claims                      $    295,036   $    296,536
Notes payable                                 1,181,962        941,796
Accrued salaries and taxes                    1,363,568      1,035,782
Accrued expenses                                634,651        364,763
Accrued interest                                577,114        524,889
Accrued expenses due to officers                 35,800        113,580
Deferred income                                                 23,715
                                           ------------   ------------
Total current liabilities                     4,088,131      3,301,061

SHAREHOLDERS' DEFICIT:
Preferred stock - par value $5.00 per
  share, 50,000,000 shares authorized,
  no shares issued
Common stock - par value $.01 per share,
  750,000,000 shares authorized;
 614,234,838 shares and 610,334,838
 shares issued and outstanding at
 June 30, 1997 and 1996, respectively         6,142,350      6,103,350
Common stock subscribed                                        136,518
Additional paid-in-capital                   18,680,277     18,582,759
Retained earnings (deficit)                 (28,873,491)   (27,934,813)
                                           ------------   ------------
Total shareholders' deficit                  (4,050,864)    (3,112,186)

TOTAL LIABILITIES AND
  SHAREHOLDERS' DEFICIT                    $     37,267   $    188,875


See accompanying notes to financial statements.

COMPARATOR SYSTEMS CORPORATION

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
-----------------------------------------------------------------------
                                               1997           1996
REVENUES                                                  $   357,939

OPERATING EXPENSES:
General and administrative                 $   508,390      1,615,382
Marketing                                                     355,405
Research and development                                      128,336
Professional fees                              240,482        252,900
                                           -----------    -----------
Total operating expenses                       748,872      2,352,023

LOSS FROM OPERATIONS                          (748,872)    (1,994,084)

OTHER INCOME (EXPENSE):
Interest expense                              (115,190)      (115,421)
Other income, net                               98,526          7,992
                                           -----------    -----------
Total other expense, net                       (16,664)      (107,429)

LOSS BEFORE PROVISION FOR INCOME TAXES        (765,536)    (2,101,513)

PROVISION FOR INCOME TAXES                         800            800
                                           -----------    -----------
LOSS FROM CONTINUING OPERATIONS               (766,336)    (2,102,313)

LOSS FROM DISCONTINUED OPERATIONS             (172,342)
                                           -----------    -----------
NET LOSS                                   $  (938,678)   $(2,102,313)


LOSS PER SHARE:
Loss from continuing operations            $    (0.001)   $    (0.004)
Net loss                                   $    (0.002)   $    (0.004)
Weighted average shares outstanding        614,234,838    583,904,900

See accompanying notes to financial statements.

COMPARATOR SYSTEMS CORPORATION

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
-----------------------------------------------------------------------------
                                  COMMON STOCK         Stock      Additional
                            Number of     $0.01        Sub-       Paid-in
                            Shares        Par Value    scribed    Capital
-----------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995    564,344,703   $5,643,448              $17,653,578
ISSUANCE OF SHARES FOR:
Services                     18,619,422      186,195                  366,781
Cash                         27,370,713      273,707                  562,400
COMMON STOCK SUBSCRIBED                                $136,518
NET LOSS
-----------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996    610,334,838    6,103,350    136,518    18,582,759
ISSUANCE OF SHARES            3,900,000       39,000   (136,518)       97,518
NET LOSS
-----------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997    614,234,838   $6,142,350   $  -0-     $18,680,277


-----------------------------------------------------------------------------
                                                   Total Shareholders'
                              Deficit              Equity (Deficit)
-----------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995      $(25,832,500)        $(2,535,474)
ISSUANCE OF SHARES FOR:
Services                                               552,976
Cash                                                   836,107
COMMON STOCK SUBSCRIBED                                136,518
NET LOSS                        (2,102,313)         (2,102,313)
-----------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996       (27,934,813)         (3,112,186)
ISSUANCE OF SHARES
NET LOSS                          (938,678)           (938,678)
-----------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997      $(28,873,491)        $(4,050,864)


See accompanying notes to financial statements.

COMPARATOR SYSTEMS CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
-------------------------------------------------------------------------
                                               1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $  (938,678)     $(2,102,313)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                56,560           26,290
  Provisions for doubtful accounts                              86,038
  Issuances of common stock for services
    and salaries                                               552,976
  Forgiveness of debt and interest           (117,442)
  Changes in operating assets and
    liabilities:
    Other receivables                          15,931          (93,969)
    Prepaid expenses and other assets          38,660           15,347
    Accrued expenses                          628,792          351,646
    Deferred income                           (23,715)          23,715
                                          -----------      -----------
Net cash used by operating activities        (339,892)      (1,140,270)

CASH FLOWS USED BY INVESTING ACTIVITIES -
  Capital expenditures                                         (74,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                         972,685
Increase in borrowings                        299,435          251,399
Repayment of borrowings                                         (1,533)
                                          -----------      -----------
Net cash provided by financing activities     299,435        1,222,551

NET INCREASE (DECREASE) IN CASH               (40,457)           8,109
CASH, BEGINNING OF YEAR                        42,980           34,871
                                          -----------      -----------
CASH, END OF YEAR                         $     2,523      $    42,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid for interest                    $     -0-        $     -0-
Cash paid for taxes                       $     -0-        $       800

During 1996, the Company issued 18,619,422 shares for salaries, services and debt valued at $552,976.

See accompanying notes to financial statements.

COMPARATOR SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS
----------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business Activity - Comparator Systems Corporation ("Comparator" or the "Company") was organized to market and integrate, through licensing and manufacturing rights, technology for a fingerprint comparison/verification system solution. The Company's wholly-owned subsidiaries, International Financial Systems, Inc. ("IFSI") and Systems Financial International ("SFI") (Honduras) were abandoned in the first quarter of 1997 (see Note 2).

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

    Operating Segment Information - The Company predominantly operates in one industry segment, fingerprint comparison/verification systems. Substantially all of the Company's assets and employees are in one location in the Company's headquarters in Newport Beach, California.

    Property and Equipment - Property and equipment are stated at cost. Based on management's estimate of the remaining useful life of its property and equipment, a charge to earnings of approximately $17,000 was recorded in the quarter ended June 30, 1997 to depreciate the remaining book value to its estimated liquidation value.

    Income Taxes - Income taxes are provided based on earnings reported for financial statement purposes. In accordance with FASB Statement No. 109, the asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. Deferred tax assets represents the net operating loss carryforward of approximately $23,000,000 (expires at various dates through 2012) available to offset future taxable income. An allowance has been provided on the balance of deferred tax assets.

    Going Concern - The Company has experienced significant operating losses and has a negative working capital amounting to approximately $4,071,000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

    Reclassifications - Certain 1996 amounts have been reclassified in order to conform with 1997 classifications.

2.  DISCONTINUED OPERATIONS

    During the third fiscal quarter of 1997, the Company had insufficient funds to support the operations of its wholly-owned subsidiaries, IFSI and SFI. Management elected to abandon these subsidiaries in order to focus its efforts in maintaining the operations of the Company. Revenues from IFSI totaled approximately $242,000 during the year ended June 30, 1997. Management believes there are no significant liabilities relating to these subsidiaries that have not been accrued as of June 30, 1997.

3.  RELATED PARTY TRANSACTIONS

    During the period March 26, 1997 through May 31, 1997, the
    Company employed a consulting firm owned by an individual who subsequently became an officer and director of the

    Company on June 1, 1997. The firm provided on-going management and assisted in raising funds to operate the Company. Total consulting expense incurred during this period amounted to $50,400, of which $35,800 remains payable at June 30, 1997. Effective June 1, 1997, the consulting agreement was terminated.

4.  COMMITMENTS AND CONTINGENCIES

    The Company leases its office space under a month-to-month operating lease. Total rent expense for the years ended
    June 30, 1997 and 1996 was approximately $67,000 and
    $90,000, respectively.

    The Company has a class-action lawsuit that is currently outstanding. Although the ultimate outcome of this suit cannot be ascertained at this time and liabilities of indeterminate amounts may be imposed upon the Company, it is the opinion of management, based on information currently available, that many of the allegations are without merit and that the resolution of this suit will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    The Company has several judgements and claims that have been filed by vendors and borrowers. Management has accrued all judgements and claims and related interest which it believes are due as of June 30, 1997.

5.  MANAGEMENT PLANS AND SUBSEQUENT EVENTS (UNAUDITED)

    The Company has minimal revenues and insufficient working capital to meet its current obligations which raises substantial doubt about the Company's ability to continue as a going concern. Management has developed alternative plans for funding operations which include, but are not limited to, short-term financing and additional loans or sale of equity. Through September 30, 1997, the Company has borrowed approximately $73,000 from stockholders.