Form 10QSB
period 1997-09-30
COMPARATOR SYSTEMS CORP
filed 1997-11-14
CIK 277809

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT 1934

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT 1934

For the quarter ended September 30, 1997
Commission file number: 0-8951

                 COMPARATOR SYSTEMS CORPORATION
       (Exact name of small business issuer as specified
                    in its business charter)

          Colorado                              95-3151060
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

    4667 MacArthur Blvd., Suite 400, Newport Beach, CA 92660
      (Address of principal executive offices) (Zip code)

                         (714) 851-4300
      (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for
at least the past 90 days.    /X/ YES   / / NO

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by court.      / / YES   / / NO

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
September 30, 1997.

The number of shares of Registrant's common stock outstanding as of September 30, 1997, was 614,234,838.

                            CONTENTS
                                                          Page
                                                         Number
PART I      Financial Information

  Item 1: Financial Statements:
            Unaudited Balance Sheets as of September 30,
               1997 and Fiscal Year Ended June 30, 1997     3
            Unaudited Statement of Income for Three
               Months Ending September 30, 1997 and 1996    4
            Unaudited Statement of Cash Flows for the
               Three Months Ending September 30, 1997
               and 1996                                     5
            Notes to Unaudited Financial Statements         6

  Item 2: Management's Discussion and Analysis or
            Plan of Operation                               7

PART II     Other Information

  Item 1: Legal Proceedings
            Incorporated by reference to the Company's
            Annual Report on Form 10-KSB for the year ended June 30, 1997.

            A judgment case number 783608, Michael Blewett vs. Comparator Systems Corporation, was entered on 8/28/97 for the amount of $71,885.11 in the Orange County Superior Court.

  Item 2: Changes in Securities
            Not applicable

  Item 3: Defaults upon Senior Securities
            Not applicable

  Item 4: Submission of Matters to a Vote of the Security Holders
            Not applicable

  Item 5: Other Information
            Not applicable

  Item 6: Exhibits and Reports on Form 8-K
    a.      Exhibit 27
            Financial Data Schedule

    b.      Reports on Form 8-K
            None

SIGNATURES                                                  8

                     COMPARATOR SYSTEMS CORPORATION
                     PART 1.  FINANCIAL INFORMATION
                        UNAUDITED BALANCE SHEETS

Item 1.  Financial Statements
                                      Three Months        Fiscal Year
                                         ended               ended
                                   September 30, 1997    June 30, 1997
ASSETS
CURRENT ASSETS:
Cash and cash equivalents          $        2,662        $        2,523
Other receivables                          14,744                14,744
Total Current Assets                       17,406                17,267

PROPERTY AND EQUIPMENT
Machinery and equipment                   139,551               139,551
Furniture and fixtures                     60,117                60,117
Tooling and molds                          74,998                74,998
Total property and equipment              274,666               274,666
Less accumulated depreciation            (255,916)             (254,666)
Property and equipment, net                18,750                20,000
TOTAL ASSETS                       $       36,156        $       37,267

LIABILITIES & SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Judgments and claims               $      366,922        $      295,036
Notes payable                           1,250,962             1,181,962
Accrued salaries and taxes              1,367,118             1,363,568
Accrued expenses                          636,370               634,651
Accrued interest                          604,302               577,114
Accrued expenses due to officers           13,500                35,800
Total Current Liabilities               4,239,174             4,088,131

SHAREHOLDERS' DEFICIT:
Preferred Stock - par value $5.00
  per share, 50,000,000 shares
  authorized, none issued
Common Stock - par value $0.01 per
  share, 750,000,000 shares author-
  ized, 614,234,838 shares issued
  and outstanding at September 30,
  1997 and June 30, 1997                6,142,350             6,142,350
Additional paid-in capital             18,680,277            18,680,277
Retained earnings (deficit)           (29,025,645)          (28,873,491)
Total Shareholders' Deficit            (4,203,018)           (4,050,864)

TOTAL LIABILITIES AND SHAREHOLDERS'
  DEFICIT                          $       36,156        $       37,267

See accompanying notes to financial statements.

                     COMPARATOR SYSTEMS CORPORATION
                      UNAUDITED STATEMENT OF INCOME

Three Months Ended September 30,         1997                  1996

REVENUES                           $            0        $      103,205

OPERATING EXPENSES:
General and administrative                 91,238               242,528
Marketing                                       0                61,613
Research and development                        0                 1,500
Professional fees                          31,778                63,692
Total operating expenses                  123,016               369,333

LOSS FROM OPERATIONS                     (123,016)             (266,128)

OTHER INCOME (EXPENSE):
Interest expense                          (29,138)              (27,295)
Other income, net                               0                     0
Total other expenses, net                 (29,138)              (27,295)

LOSS BEFORE PROVISION FOR INCOME
  TAXES                                  (152,154)             (293,423)
PROVISION FOR INCOME TAXES                      0                     0
NET LOSS                           $     (152,154)       $     (293,423)

NET LOSS PER SHARE:
Net loss                           $      (0.0002)       $      (0.0005)
Weighted average shares
  outstanding                         614,234,838           611,609,965

See accompanying notes to financial statements.

                     COMPARATOR SYSTEMS CORPORATION
                        STATEMENTS OF CASH FLOWS

                   For the Quarter Ended September 30
Three Months Ended September 30,       1997                  1996
CASH FLOWS FROM OPERATING
  ACTIVITIES

Net loss                           $ (152,154)           $ (293,423)

Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Depreciation and amortization         1,250                 6,573
Changes in operating assets and
  liabilities:
  Other receivables                         0                 2,500
  Prepaid expenses and other
     assets                                 0                 2,289
  Accrued expenses                     82,043               144,376
Net cash used by operating
  activities                          (68,861)             (137,685)

CASH FLOWS USED BY INVESTING
  ACTIVITIES                                0                     0

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Increase in borrowings                 69,000               130,436
Net cash provided by financing
  activities                           69,000               130,436

NET INCREASE (DECREASE) IN CASH           139                (7,249)

CASH, BEGINNING OF YEAR                 2,523                42,980

CASH, END OF YEAR                  $    2,662            $   35,731

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid for interest                      0                 1,394
cash paid for taxes                         0                     0

See accompanying notes to financial statements.

                     COMPARATOR SYSTEMS CORPORATION

Notes to Unaudited Financial Statements

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 is not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997.

The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

                     COMPARATOR SYSTEMS CORPORATION

Item 2:  Management's Discussion and Analysis of Financial Conditions

Overview

The Company has experienced an increasingly critical shortage of working capital, with priority for the usage of its very limited funds being given to legal fees and essential Company survival expenses other than salaries. Indeed, it does not presently have sufficient cash assets, without the borrowing of funds from third parties, to pay the costs of legal counsel retained for needed advice and assistance in compliance with the disclosure and reporting requirements of the 1934 Act. As a result, the Company's business operations, at present, are essentially dormant with approximately $2,500 in funds available for operations as of September 30, 1997. Apart from the Officers and Directors (who have deferred their salaries), the Company has no paid employees. The Company is not presently selling any products nor does it have the components to manufacture or produce products.

Despite these extremely adverse operational and financial conditions, the current board of directors believes the Company could continue in business if it were able to raise additional capital of at least $500,000. This additional capital, if available, should be sufficient for the commercialization of the Company's prior technology in conjunction with existing synergistic, state-of-the-art, mainstream, public domain technologies. Management feels that the combination of the above will place the Company in a position to market a biometric identify system utilizing the Company's technologies and that of others that is card-based and portable. The management of the Company is aware, however, and acknowledges herein, that there are presently significant legal issues as to the ownership rights that the Company may have to the technology in the Comparator 5000 device. Accordingly, investors are cautioned that even if the Company were successful in raising additional capital, of which there can be no assurance, there are significant legal issues relating to ownership rights in the Comparator 5000 technology that will have to be resolved in order for the Company to recommence business operations and to have any opportunity to become financially viable.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPARATOR SYSTEMS CORPORATION


Date: November 14, 1997            By:  /s/ John Hinterleitner
                                        -------------------------
                                        John Hinterleitner
                                        Corporate Secretary


Date: November 14, 1997            By:  /s/ Thomas C. Hanscome
                                        -------------------------
                                        Thomas C. Hanscome
                                        Chief Executive Officer