Form 10QSB
period 1997-12-31
COMPARATOR SYSTEMS CORP
filed 1998-03-27
CIK 277809

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q SB

   (X) ANNUAL REPORT UNDER  SECTION 13 OR 15(d)OF THE SECURITIES
                       EXCHANGE ACT OF 1934

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934



              FOR THE QUARTER ENDED DECEMBER 31, 1997
                    COMMISSION FILE  NUMBER 8951


                   COMPARATOR SYSTEMS CORPORATION
       (Exact name of small business issuer as specified in
                       its business charter)


            Colorado                       95-3151060
(State or other jurisdiction of          (IRS Employer
incorporation or organization)       Identification Number)

          92 corporate Park, Suite C-314, Irvine, CA 92604
    (Address of principal executive offices)         (Zip Code)

                           (714) 851-4300
        (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
               Yes    /X/                    No    / /
                  APPLICABLE TO CORPORATE ISSUERS

Sate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 1997.

The number of shares of registrant's common stock outstanding as of December 31, 1997 was 614,234,838.

CONTENTS                                                 Page No.

PART I   Financial Information
Item 1:  Financial Statements:
         Unaudited Balance Sheets as of December 30,
         1997, and Fiscal year Ended June 30, 1997            3
         Unaudited Statement of Income for the Three
         Months and Six Months Ending December 31,
         1997 and 1996                                        4
         Unaudited Statement of Cash Flows for the
         Three Months and Six Months Ending December
         31, 1997 and 1996                                    5

Item 2:  Management' Discussion and Analysis or Plan
         of Operation                                         7

PART II  Other Information
Item 1:  Legal Proceedings
         Incorporated by reference to the Company's
         Annual Report on Form 10-KSB for the year ended June 30, 1997 and Quarterly Report on
         Form 10-QSB for the period ended September
         30, 1998

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

                     COMPARATOR SYSTEMS CORPORATION
                      PART 1. FINANCIAL INFORMATION
                        UNAUDITED BALANCE SHEETS

Item 1.      Financial Statements
                                           Six Months        Fiscal Year
                                             ended              ended
                                        December 31, 1997   June 30, 1997
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents                 $      3,711      $      2,523
Other receivable                                14,744            14,744
Total Current Assets                            15,115            17,267
PROPERTY AND EQUIPMENT:
Machinery and equipment                        139,551           139,551
Furniture and fixtures                          60,177            60,177
Tooling and molds                               74,998            74,998
Total property and equipment                   274,666           274,666
Less Accumulated Depreciation                 (257,166)         (254,666)
Property and equipment, net                     17,500            20,000
TOTAL ASSETS                              $     36,156      $     37,267
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Judgments and claims                      $    375,596      $    295,036
Notes payable                                1,279,862         1,181,962
Accrued salaries and taxes                   1,434,618         1,363,568
Accrues expenses                               659,331           634,651
Accrued interest                               631,490           577,114
Accrued expenses due to officers                 1,450            35,800
Total Current Liabilities                    4,382,347         4,088,131
SHAREHOLDERS' DEFICIT:
Preferred Stock - par value $5.00 per
  share, 50,000,000 shares authorized,
  none issued
Common Stock - par value $0.01 per share     6,142,277         6,142,350
  750,000,000 authorized, 614,234,838
  shares issued and outstanding at
  Dec. 31, 1997, and Sept. 30, 1997
Additional paid-in capital                  18,680,277        18,680,277
Retained earnings (deficit)                (29,169,019)      (28,873,491)
Total Shareholders' Deficit                 (4,346,392)       (4,050,864)
TOTAL LIABILITIES AND SHAREHOLDERS'
DEFICIT                                   $     35,955      $     37,267

See accompanying notes to financial statements.

                        COMPARATOR SYSTEMS CORPORATION
                        UNAUDITED STATEMENT OF INCOME
                               Three Months               Six Months
                            ended December 31,         ended December 31,
                           1997          1996          1997          1996
REVENUES                $         0   $    47,874   $         0   $   231,079

OPERATING EXPENSES:
General and adminis-
   trative                  175,192       203,039       191,164       445,567
Marketing                         0       127,090             0       188,703
Research and develop-
   ment                           0             0             0         1,500
Professional fees            39,247       129,460        49,987       193,152
Total operating
   expenses                (214,435)     (459,589)     (241,151)     (828,922)

LOSS FROM OPERATIONS       (214,435)     (311,715)     (241,151)     (577,843)

OTHER INCOME (EXPENSE)
Interest expense            (27,188)      (28,664)      (54,376)      (55,959)
Other income, net                 0             0             0             0
Total other expense,
   net                      (27,188)      (28,664)      (54,376)      (55,959)

LOSS BEFORE PROVISION
   FOR INCOME TAXES        (241,627)     (340,379)     (295,527)     (633,802)

NET LOSS                $  (241,627)  $  (340,379)  $  (295,527)  $  (633,802)

NET LOSS PER SHARE:
Net loss                $  (0.00039)  $   (0.0006)  $   (.00042)  $   (0.0010)
Weighted average
   shares outstanding   614,234,838   611,609,965   614,234,838   611,609,965

See accompanying notes to consolidated financial statements

                        COMPARATOR SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
Six Months Ended December 31,                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                      $(295,527)     $(633,802)

Adjustments to reconcile net loss to
 net cash used by operating activities
Depreciation and amortization                     2,500         13,145
Provisions for doubtful accounts
Issuance of common stock for services,
 salaries, debt, investment
Changes in operating assets and
 liabilities, other receivable
Other receivables                                                5,164
Prepaid expenses and other assets                                2,289
Accrued expenses                                               352,361

Net cash used by operating activities          (293,027)      (260,843)

CASH FLOWS USED BY INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions/issuance
 of common stock                                                65,000
Increase in borrowings                           97,900        158,436
Net cash provided by financing
 activities                                      97,900        223,436

NET INCREASE (DECREASE) IN CASH                (195,127)       (37,407)

CASH, BEGINNING OF YEAR                           2,523         42,980

CASH, END OF YEAR                             $   3,711      $   5,573
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest                                0          1,350
Cash paid for taxes                                   0

See accompanying notes to consolidated financial statements

Notes to Unaudited Financial Statements

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997.

The balance sheet at June 30, 1997 has been derived form the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

                        Comparator Systems Corporation

Item 2: Management's Discussion and Analysis of Financial Conditions

Overview

The Company continues to experience an increasingly critical shortage of working capital, with priority for the usage of its very limited funds being given to legal fees and essential Company survival expenses other than salaries. Indeed, it does not presently have sufficient cash assets, without the borrowing of funds from third parties, to pay the costs of legal counsel retained for needed advice and assistance in compliance with the disclosure and reporting requirements of the 1934 Act. As a result, the Company's business operations, at present, are essentially dormant with approximately $3,700 in funds available for operations as of December 31, 1997. Apart from the Officers and Directors (who have deferred their salaries), the Company has no paid employees. The Company is not presently selling any products nor does it have the components to manufacture or produce products.

Despite these extremely adverse operational and financial conditions, the current board of directors believes the Company could continue in business if it were able to raise additional capital of at least $500,000. This additional capital, if available, should be sufficient for the commercialization of the Company's prior technology (separate and distinct from the Company's Comparator 5000 technology) in conjunction with existing synergistic, state of the art, mainstream, public domain technologies. Management feels that the combination of the above will place the Company in a position to market a biometric identity system utilizing the Company's technologies and that of others that is card based and portable. The management of the Company is aware, however, and acknowledges herein, that there are presently significant legal issues as to the ownership rights that the Company may have to the technology in the Comparator 5000 device. Accordingly, investors are cautioned that even if the Company were successful in raising additional capital, of which there can be no assurance, there are significant legal issues relating to ownership rights in the Comparator 5000 technology that will have to be resolved in order for the Company to market that technology and to have any opportunity to make that technology financially viable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comparator Systems Corporation

Date:      March 15, 1998            By     /s/  John D. Hinterleitner
                                           ___________________________
                                     John D. Hinterleitner
                                     Corporate Secretary &
                                     Chief Financial Officer

Date:      March 15, 1998            By:    /s/  Thomas C. Hanscome
                                           ___________________________
                                     Chairman and
                                     Chief Executive Officer